Form 10QSB/A
period 1988-12-31
NTC HOLDINGS INC
filed 1998-05-05
CIK 759153

FORM 10-QSB (A)
                              (Amended)

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 1988

             Commission File Number    2-94704-NY


                               NTC HOLDINGS, INC.
        (Exact name of registrant as specified in its charter)


           NEW YORK                                 11-2647209
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                  4505 SOUTH WASATCH BOULEVARD # 330
                      SALT LAKE CITY, UTAH  84124
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 274-8600


            265 Hempstead Turnpike, Elmont, New York 11003
             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                            Yes X   No

and (2) has been subject to such filing requirements for the past 90 days.


                            Yes X   No


                            22,590,800
                     (Number of shares of common
                       stock the registrant had
                   outstanding as of April 1, 1998)
                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments,
 consisting of only normal recurring
adjustments, necessary to present fairly the financial position of the Company as of December 31,
1988 and the results of its operations and changes in its financial position from September 30, 1988 through December 31, 1988 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          NTC HOLDINGS, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                      December 31,
September 30,
                                                             1988
     1988
CURRENT ASSETS                                 (unaudited)

     Cash                 $     -               $         8,468
     Loans and Exchanges                                -
    3,150
     Thoroughbred Horses (less Accumulated
                   Depreciation of $217,440)
-                       228,935

     Total Current Assets                                    -
      240,553

OTHER ASSETS

     Computer System, at cost (less accumulated
        depreciation of $80 & $0)                                    6,338
                 -

     TOTAL ASSETS          $            6,338      $      240,553


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable               $        -         $    316,722
     Taxes Payable                                                 405
            -

     Total Current Liabilities                                      405
       316,722

LONG TERM DEBT                       -                   295,500


STOCKHOLDERS' EQUITY

     Common Stock 15,000,000 shares
        authorized at $.001 par value;
        4,069,000 shares issued and outstanding                       406,761
            406,761
     Capital in Excess of Par Value                              (126,569)
      (126,569)
     Deficit Accumulated During Development Stage                 (274,259)
       (498,057)
     Excess of Liabilities over Carryover Basis of Assets Acquired
            -                 (153,804)

     Total Stockholders' Equity                                      5,933
        (371,669)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $            6,338
$     240,553
                          NTC HOLDINGS, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                                                         From Beginning
                                                       of Development
                              For the Three       For the Three       Stage
September 30,
                              Months Ended        Months Ended          1988
through
                               December 31,       December 31,
December 31,
                                     1988                  1987
     1988
REVENUE

     Gain on Extinguish of Debt       $224,283    $     -     $ 224,283

EXPENSES

     Depreciation                   80     13,949          80
     Dues and Fees                 343 -          343
     Interest                   -      8,910      -
     Horse Care & Maintenance   -      961        -
     Administrative & General                 -                          1,540
                  -

            Total Expenses        423  25,360     423

NET INCOME (LOSS) - Before Taxes      $223,860    $(25,360)   $  223,860

     Taxes                                    62                  -
              62

INCOME (LOSS)                $      223,798        $               (25,360)
$      223,798

Loss Per Common Share        $                .06  $              (.01)      $
                           .06

Average Outstanding Shares          4,069,000           4,069,000

   4,069,000


                          NTC HOLDINGS, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (unaudited)
                                                    For the Period
                                                       From Beginning of
                              For the Three        For the Three

Development Stage
                               Months Ended         Months Ended
    September 30, 1988
                              December 31,         December 31,
    to December 31,
                                      1988                    1987
             1988
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $223,798   $ (25,360)  $223,798
   Depreciation                     80      13,949        80
   Extinguishment of Debt     (224,283)     -        (224,283)
   Increase (Decrease)
     in Accounts Payable        (2,050)     11,411     (2,050)
   Increase in Taxes Payable                   405                         -

              405
                       (2,050)         -           (2,050)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Purchase of Assets                    (6,418)                           -

        (6,418)
                       (6,418)         -           (6,418)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -                       -


INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS          (8,468)     -         (8,468)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD             8,468                   3,816
                        8,468

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $             -        $
3,816
 $                      -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $ -        $  -        $ -
   Income Taxes               $ -        $  -        $ -
                          NTC HOLDINGS, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1988

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended December 31, 1988 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant has approximately $(405) as operating capital at
December 31, 1988. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

  Results of Operation. Due to the lack of operations during the quarter ended December 31, 1988, the registrant had net income of only $223,798 all from gain on Extinguishment of Debt. The corporation accrued
$405 in taxes during the quarter.

  Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

                                   PART II

OTHER INFORMATION

Item 1.                       Legal Proceedings.              None
Item 2.                       Changes in Securities.            None
Item 3.                       Defaults Upon Senior Securities.
            None
Item 4.                       Submission of Matters to a Vote of Security
Holders. None
Item 5.                       Other Information.              None
Item 6.                       Exhibits and Reports on Form 8-K.
            None

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated April 1, 1998
                                                            NTC Holdings, Inc.

                                                /s/ Dean Becker