Form 10KSB
period 1989-09-30
NTC HOLDINGS INC
filed 1998-05-05
CIK 759153

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the fiscal year ended SEPTEMBER 30, 1989

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the transition period from                     to            .

                      Commission File No.  2-94704-NY

                            NTC HOLDINGS, INC.
               (Formerly National Thoroughbred Corporation)
          (Exact name of Registrant as specified in its charter)

                      NEW YORK                         11-2647209
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

       4505 SOUTH WASATCH BOULEVARD #330, SALT LAKE CITY, UTAH 84124
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 274-8600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been
subject to such filing requirements for the past 90 days.   [ X ] YES     [
] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    [ X  ]

Revenue for the year ended 1989:   $ 224,283.

As of April 1, 1998 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of April 1, 1998 the number of shares outstanding of the Registrant's Common Stock was 22,590,800.

Documents incorporated by reference: Not applicable.





                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

          NTC Holdings Inc., ("the Company")was organized in May 1983 in the State of New York under the name "National Thoroughbred Corporation." Subsequently, the name was changed to "NTC Holdings, Inc."
Although originally formed to engage in purchasing, breeding and selling Thoroughbred horses, the company's management anticipates merging with an as yet unidentified on-going business in the future.

          The Company is currently seeking a business opportunity merge with or acquire, but to date has not located in any such business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2.  DESCRIPTION OF PROPERTY

          The Company currently operates from the office of the Company's President and pays no rent or expenses.

ITEM 3.  LEGAL PROCEEDINGS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 1998, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 1989 there appeared to be little or no trading in the stock of the Company. As of April 1, 1998, the Company had approximately 250 shareholders of record.

          The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no material revenue during the year ended September 30, 1989. The only income was from extinguishment of debt. Total stockholders' equity was $4,477, as compared to $(305,104) at September
30, 1988.  The Company has no operating capital for future operations.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

          The Company reported a net income of $222,828 for the year ended September 30, 1989, compared to a loss of $(96,233) for the previous year. The income for the current year came only as a result of a gain from extinguishment of debt of $224,283, which was arranged and executed by a plan which essentially traded all of the Company's assets to creditors in full settlement of the Company's obligations.
 The Company anticipates very little
or no overhead from future operations until a successor business can be acquired or merged. The only expenses anticipated in the future is depreciation and minimum state income taxes.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of September 30, 1989.

          Statements of Operations for the years ended September 30, 1989 and September 30, 1988 and from
                 September 30, 1988 to September 30, 1989.

          Statement of Stockholders' Equity for the period from September 30, 1988 to September 30, 1989.

          Statement of Cash Flows for the years ended September 30, 1988 and September 30, 1989 and from
                 September 30, 1988 to September 30, 1989.

          Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

          None



                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

                         Age       Director
     Name                (1998)          Since         Position with the
Company

Dean Becker                      44           1997           President, CEO
and Director
50 West Broadway
Suite 1130
Salt Lake City UT 84101

Paul Adams                       36          1997      Vice President
1340 East Harrison Ave.
Salt Lake City UT 84105

Chris Turner                     39          1997      Secretary
11712 South 2260 West
South Jordan UT 84095

Dean H. Becker, age 44 Practiced law in Sale Lake City, Utah since 1979. He graduated from Brigham Young
University in 1976 with a Bachelors of Arts in English with University Scholar designation. He then attended law school at the J. Reuben Clark School of Law at Brigham Young University where he served as associate editor on the law review staff. He has a general law practice with emphasis on corporate and business law, and is involved in a number of community activities.

Paul Adams, age 36 President of Big Water Tackle for four years. Currently is President of Tubes and Tails and has been since last fall.

Chris Turner, age 39 Customer Service Representative for United Health Care from 1997-1998. Management for
Master Tech from 1995-1996. Management for Summer Breeze from 1994-1995. Customer Representative for San
Segal from 1993-1994.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     During the current fiscal year, no one in the Company's management received more than $60,000 in compensation.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     There are currently no agreements with members of management as to employment or compensation.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     There is currently no compensation paid to non-employment directors.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Amount and Nature
      Name and Address          Of Beneficial   Percent of
      of Beneficial Owner          Ownership                 Class

Dean Becker                    500,000           1.95%
50 West Broadway, Suite 1130
Salt Lake City UT 84101

Officers and Directors
    As a Group (three)         500,000           1.95%

Robert Kroft                 2,700,000          10.55%
1392 West Shelbrooke
South Jordan UT 84095

CLTC, LLC                   12,750,000          49.82%
4505 South Wasatch Blvd Suite 300
Salt Lake City UT 84124

Andrew Chessman              1,664,000            6.5%
4505 South Wasatch Blvd Suite 300
Salt Lake City UT 84124

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than executive compensation, during the reported year the Registrant did not entered into any transactions with management which are to be reported under this Item.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)  Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Robert Lipkint

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended September
    30, 1989.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   NTC Holdings, Inc.

                   By: Dean Becker

                   /s/ Dean Becker

Dated: April 1, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Dean Becker             President and Director
                            (Principal Executive and
                             Financial Officer)             April 1, 1998






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheets - September 30, 1989

       Statements of Operations - For the years ended September 30, 1989 and September 30, 1988 and from September
              30, 1988 to September 30, 1989.

       Statement of Stockholders' Equity - For the period from September 30, 1988 to September 30, 1989.

       Statement of Cash Flows - For the years ended September 30, 1989 and September 30, 1988 and from September
              30, 1988 to September 30, 1989.

       Notes to Financial Statements











                     INDEPENDENT AUDITOR'S REPORT


Stockholders and Directors
NTC Holdings, Inc.
Salt Lake City, Utah


     I have audited the accompanying Balance Sheet of NTC Holdings, Inc. (formerly National
Thoroughbred Corporation) as of September 30, 1989 and the related Statements of Operations and
Retained Earnings (Deficit) and Cash Flows for the year then ended. My audit was performed in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such auditing procedures, as I considered necessary in the circumstances.

     In my opinion, the financial statements referred to above present fairly the financial position of NTC Holdings, Inc. as of September 30, 1989, and the result of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles applied on a consistent basis.





Henderson, NV
December 1, 1997

                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                September 30,
                                                      1989


     Computer Equipment (Note 3)
         (Net depreciation of $321)
   6,097

     TOTAL ASSETS                                 $            6,097


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Taxes Payable (Note 2)                                 $
1,620

     Total Current Liabilities
1,620


STOCKHOLDERS' EQUITY

     Common Stock 15,000,000 shares
        authorized at $.001 par value;
        4,069,000 shares issued and outstanding                  406,761
     Capital in Excess of Par Value                      (126,569  )
     Deficit Accumulated During Development Stage                   (275,715 )


     Total Stockholders' Equity                                       4,477

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $            6,097


                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                       Statements of Operations

                                                    From Beginning of
                                                     Development Stage
                              For the Year        For the Year        on
September 30,
                              Ended               Ended                1988
through
                               September 30,      September 30,
September 30,
                                     1989                  1988
     1989
REVENUE

     Gain on Extinguishment of Debt   $224,283    $    -      $224,283
EXPENSES

     Depreciation                 321  -          321
     Dues and Fees                       1,370                    -
     1,370

            Total Expenses      1,691  -          1,691

NET INCOME (LOSS) - Before Taxes      $222,592    $-          $  222,592

     Taxes (Note 1)                  250                      -
                           250

INCOME (LOSS)                $        222,342     $              -           $
     222,342

Loss Per Common Share (Note 1)        $                  .05  $
                              $                 .05

Average Outstanding Shares        4,069,000             4,069,000
  4,069,000


                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
                From Beginning of Development Stage on
             September 30, 1988 through September 30, 1989

                                                      Deficit
                                                       Accumulated
                                            Capital in          During
                        Common     Common    Excess of          Development
                  Shares              Stock              Par Value
     Stage

Balance at Beginning of Development
   Stage on September 30, 1988       4,069,000       $   406,761 $   (126,569)
  $  (498,057)

Income for the year                  -                 -                  -
                 222,342

Balance, September 30, 1989          4,069,000       $    406,761
   $    (126,569)            $  (275,715)


                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                    For the Period
                                                    From Beginning of
                              For the Year         For the Year
Development Stage
                               Ended                Ended
    September 30,1988
                              September 30,        September 30,
     to September 30,
                                      1989                  1988
             1989
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $222,342   $    -      $222,342
   Depreciation                    321        -           321
   Extinguishment of Debt     (224,283)       -      (224,283)
   Increase (Decrease)
     in Accounts Payable        (2,050)       -        (2,050)
   Increase in Taxes Payable               1,620                        -
                         1,620
                       (2,050)         -           (2,050)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Fixed Assets                                (6,418)
                          -                             (6,418)
                       (6,418)         -           (6,418)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -                   -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS          (8,468)       -        (8,468)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                8,468                          -
               8,468

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $                 -             $
-                             $              -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    -
   Income Taxes               $    -     $     -     $    -
                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1989

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     A. Organization and Business - The Company was organized in May 1983 in the State of New York under the name of "National Thoroughbred Corporation." Subsequently, the name was changed to "NTC Holdings, Inc." Although originally formed to engage in purchasing, breeding and selling Thoroughbred horses, the company's management anticipates merging with an as yet unidentified on-going business in the future.
     B. Basis of Presentation - The accompanying financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows for the period presented.

NOTE 2 - CORPORATION REINSTATEMENT - TAX OBLIGATIONS

          In June 1993, the Company was dissolved by order of the Secretary of the State of
          New York for non-filing/non-payment of Corporation Franchise Taxes. On July 31,
          1997, after the filing of all required tax reports and payment of obligations arising therefrom, the Company was reinstated. The liability for taxes payable reflected on the accompanying Balance Sheet include all applicable interest and penalties.

NOTE 3 - COMPUTER EQUIPMENT

          Capital assets are recorded at cost and are depreciated over the estimated useful lives of the assets. The Company's computer equipment is being depreciated over a ten
          (10) year life using the straight line method.

NOTE 4 - EXTINGUISHMENT OF DEBT

During the period ended December 31, 1988, the Company arranged and executed
 A plan by which substantially all the Company's assets were delivered to creditors in full settlement of the Company's obligations.








We hereby consent to the use of our audit report of NTC Holdings, Inc. dated December 1, 1997 for the year ended September 30, 1989 in the Form 10KSB Annual Report for the year 1989.


s/s Robert Lipkint

Hendersen, NV
April 1, 1998