Form 10QSB
period 1989-12-31
NTC HOLDINGS INC
filed 1998-05-05
CIK 759153

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 1989

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

In the opinion of the Company, all adjustments,
 consisting of only normal recurring
adjustments, necessary to present fairly the financial position of the Company as of December 31,
1989 and the results of its operations and changes in its financial position from September 30, 1988 through December 31, 1989 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          NTC HOLDINGS, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                      December 31,
September 30,
                                                             1989
     1989
                                               (unaudited)
OTHER ASSETS

     Computer System, at cost (less accumulated
        depreciation of $483 & $321)
5,935                   6,097

     TOTAL ASSETS             $            5,935      $        6,097


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Taxes Payable                                $             1,816        $
      1,620

     Total Current Liabilities                                    1,816
         1,620


STOCKHOLDERS' EQUITY

     Common Stock 15,000,000 shares
        authorized at $.001 par value;
        4,069,000 shares issued and outstanding                       406,761
            406,761
     Capital in Excess of Par Value                              (126,569)
      (126,569)
     Deficit Accumulated During Development Stage                (276,073)
      (275,715)

     Total Stockholders' Equity                                      4,119
            4,477

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $            5,935
$       6,097

                          NTC HOLDINGS, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                                                         From Beginning
                                                       of Development
                              For the Three       For the Three       Stage
September 30,
                              Months Ended        Months Ended          1988
through
                               December 31,       December 31,
December 31,
                                     1989                  1988
     1989
REVENUE

     Gain on Extinguish of Debt       $  -        $   224,283 $ 224,283

EXPENSES

     Depreciation                  162          80        401
     Dues and Fees                           115                  343
      1,485

            Total Expenses         277 423        1,886

NET INCOME (LOSS) - Before Taxes      $     (277) $223,860    $  223,397

     Taxes                                    81                    62
             331

INCOME (LOSS)                $               (358) $              223,798
$      223,066

Loss Per Common Share        $               -      $                .06
$                           .05

Average Outstanding Shares          4,069,000           4,069,000

   4,069,000


                          NTC HOLDINGS, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (unaudited)
                                                    For the Period
                                                       From Beginning of
                              For the Three        For the Three

Development Stage
                               Months Ended         Months Ended
    September 30, 1988
                              December 31,         December 31,
    to December 31,
                                      1989                    1988
             1989
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $   (358)  $ 223,798   $221,984
   Depreciation                    162          80        483
   Extinguishment of Debt         -       (224,283)  (224,283)
   Increase (Decrease)
     in Accounts Payable          -         (2,050)    (2,050)
   Increase in Taxes Payable                   196                      405
                         1,816
                         -             (2,050)     (2,050)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Purchase of Assets                          -
(6,418)        (6,418)
                         -             (6,418)     (6,418)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -                  -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS            -         (8,468)   (8,468)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                  -                 8,468
                        8,468

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $             -        $                -
$                        -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $ -        $  -        $ -
   Income Taxes               $ -        $  -        $ -
                          NTC HOLDINGS, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1989

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended December 31, 1989 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant has approximately $(1,816) as operating capital at
December 31, 1988. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

  Results of Operation. Due to the lack of operations during the quarter ended December 31, 1988, the registrant had net loss of $(358). The corporation accrued $196 in taxes during the quarter.

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