Form 10QSB
period 1990-06-30
NTC HOLDINGS INC
filed 1998-05-05
CIK 759153

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 1990

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1990 and the results of its operations and changes in its financial position from September 30, 1988 through
June 30, 1990 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                          NTC HOLDINGS, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                          June 30,
September 30,
                                                    1990                  1989

                                               (unaudited)
OTHER ASSETS

     Computer System (less accumulated
        depreciation of $807 & $321)                                     5,611
                 6,097

     TOTAL ASSETS       $           5,611         $       6,097


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Taxes Payable                                $          2,208         $
   1,620

     Total Current Liabilities
  2,208                   1,620


STOCKHOLDERS' EQUITY

     Common Stock 15,000,000 shares
        authorized at $.001 par value;
        4,069,000 shares issued and outstanding                    406,761
     406,761
     Capital in Excess of Par Value
(126,569)               (126,569)
     Deficit Accumulated During Development Stage            (276,789)
      (275,715)

     Total Stockholders' Equity                                  3,403
            4,477

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        5,611
  $       6,097

                          NTC HOLDINGS, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                                                              From Beginning
                                                              of Development
                                                                    Stage on
                     For the Three       For the Three        For the Nine
For the Nine      September 30,
                     Months Ended        Months Ended        Months Ended
Months Ended    1988 through
                        June 30,          June 30,               June 30,
      June 30,              June 30,
                            1990                1989
1990                              1989                    1990
REVENUE

     Gain on Extinguishment
         of Debt    $  -       $  -     $-        $224,283    $224,283

EXPENSES

     Depreciation       162         80        486  240        807
     Dues and Fees                 115                   343               345
             1,029                1,715

            Total Expenses  277        423        831    1,269 2,522

NET INCOME
      (LOSS) - Before Taxes $( 277)    $(423)     $(831)       $223,014
 $221,761

     Taxes                          81                      62
     243                                        186             493

INCOME (LOSS)       $           (358)  $           (488)         $
(1,074  )      $        222,828       $    221,268

Loss Per Common
    Share           $              -      $            -         $
-                     $              .05 $           .05


Average Outstanding Shares      4,069,000            4,069,000   4069,000
       4,069,000        4,069,000


                            NTC HOLDINGS, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (unaudited)
                                                                    For the
Period
                                                        From beginning
                                                 For the Nine       For the
Nine   of Development Stage
                                              Months Ended    Months Ended
on September 30,1988
                                   June 30,             June 30,           to
June 30,
                                      1990                  1989
        1990
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (1,074)  $ 222,828   $221,268
   Depreciation                    486         240        807
   Extinguishment from Debt       -       (224,283)  (224,283)
   Increase (Decrease)
     in Accounts Payable          -         (2,050)    (2,050)
   Increase in Taxes Payable                        588
  1,215                                        2,208
                                  (2,050)                   (2,050)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Purchase of Assets                         -              (6,418)
           (6,418)
                        -              (6,418)     (6,418)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -             -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS           -          (8,468)    (8,468)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                 -               8,468
             8,468

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $              -         $             -
 $                        -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $   -      $  -       $              -
   Income Taxes               $ -        $   -       $   -
                          NTC HOLDINGS, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 1990

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 1990 but has made all the necessary adjustments to present an accurate financial statements for the nine months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $(2,208) as operating capital at June
30, 1989, compared to $(1,215) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 1989, the registrant had net loss of $(358), compared to net loss of $(488) for the same period last year. The registrant had net loss of $(1,074) for the nine months ended June 30, 1990, compared to net income of $222,828 for the same period last year.

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