Form 10KSB
period 1994-09-30
NTC HOLDINGS INC
filed 1998-05-05
CIK 759153

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the fiscal year ended SEPTEMBER 30, 1994

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

Revenue for the year ended 1994:   $ 0.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 1998, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 1994 there appeared to be little or no trading in the stock of the Company. As of April 1, 1998, the Company had approximately 250 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no material revenue during the year ended September 30, 1994. Total stockholders' equity was $(2,236), as compared to $(981) at September 30, 1993. The Company has no operating capital for future operations.

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

RESULTS OF OPERATIONS

          The Company reported a net loss of $(1,255) for the year ended September 30, 1994, compared to a loss of $(1,305) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged. The only expenses anticipated in the future is depreciation and minimum state income taxes.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of September 30, 1994.

          Statements of Operations for the years ended September 30, 1994 and September 30, 1993 and from
                 September 30, 1988 to September 30, 1994.

          Statement of Stockholders' Equity for the period from September 30, 1988 to September 30, 1994.

          Statement of Cash Flows for the years ended September 30, 1994 and September 30, 1993 and from
                 September 30, 1988 to September 30, 1994.

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

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Robert Lipkint

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended September
    30, 1994.

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


SIGNATURE                   TITLE                           DATE

/s/ Dean Becker             President and Director
                            (Principal Executive and
                             Financial Officer)             April 1, 1998






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheets - September 30, 1994.

       Statements of Operations - For the years ended September 30, 1994 and September 30, 1993 and from September
              30, 1988 to September 30, 1994.

       Statement of Stockholders' Equity - For the period from September 30, 1988 to September 30, 1994.

       Statement of Cash Flows - For the years ended September 30, 1994 and September 30, 1993 and from September
              30, 1988 to September 30, 1994.

       Notes to Financial Statements











                     INDEPENDENT AUDITOR'S REPORT


Stockholders and Directors
NTC Holdings, Inc.
Salt Lake City, Utah


     I have audited the accompanying Balance Sheet of NTC Holdings, Inc. (formerly National
Thoroughbred Corporation) as of September 30, 1994 and the related Statements of Operations and
Retained Earnings (Deficit) and Cash Flows for the year then ended. My audit was performed in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such auditing procedures, as I considered necessary in the circumstances.

     In my opinion, the financial statements referred to above present fairly the financial position of NTC Holdings, Inc. as of September 30, 1994, and the result of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles applied on a consistent basis.





Henderson, NV
December 1, 1997

                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                September 30,
                                                      1994


     Computer Equipment (Note 3)
         (Net depreciation of $3,531)
2,887

     TOTAL ASSETS                                 $            2,887


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Taxes Payable (Note 2)                                 $
5,123

     Total Current Liabilities
5,123


STOCKHOLDERS' EQUITY

     Common Stock 26,000,001 shares
        authorized at $.001 par value;
        16,640,800 shares issued and outstanding                 406,761
     Capital in Excess of Par Value                      (126,569  )
     Deficit Accumulated During Development Stage
(282,428    )

     Total Stockholders' Equity                                       (2,236)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $            3,046


                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                       Statements of Operations

                                                    From Beginning of
                                                     Development Stage
                              For the Year        For the Year        on
September 30,
                              Ended               Ended                1988
through
                               September 30,      September 30,
September 30,
                                     1994                  1993
     1994
REVENUE

     Gain on Extinguishment of Debt   $-          $    -      $224,283
EXPENSES

     Depreciation                 642  642        3,531
     Dues and Fees                         247                     289
    3,060

            Total Expenses        889  931        6,591

NET INCOME (LOSS) - Before Taxes      $(889)      $(931)      $  217,692

     Taxes (Note 1)                           366                      374
                         2,063

INCOME (LOSS)                $         (1,255)    $             (1,305)      $
     215,629

Loss Per Common Share (Note 1)        $                -      $
   -                                   $                   .03

Average Outstanding Shares       16,640,800             9,307,250
  7,840,540


                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
                From Beginning of Development Stage on
             September 30, 1988 through September 30, 1994

                                                      Deficit
                                                       Accumulated
                                            Capital in          During
                        Common     Common    Excess of          Development
         Shares              Stock              Par Value
     Stage

Balance at Beginning of Development
   Stage on September 30, 1988       4,069,000       $   406,761 $   (126,569)
  $  (498,057)

Income for the year                  -                 -                  -
                 222,342

Balance, September 30, 1989          4,069,000       $    406,761
   $    (126,569)            $  (275,715)

Loss for the Year                       -                          (1,426)

Balance, September 30, 1990             4,069,000    $   406,761
   $  (126,569)              $  (277,141)

Loss for the Year              -                         -
             -                   (1,386)

Balance, September 30, 1991      4,069,000 $406,761  $(126,569)    $(278,527)

Loss for the Year               -                        -
              -                  (1,341)

Balance, September 30, 1992      4,069,000 406,761   (126,569)       (279,868)

Shares issued for services rendered 12,571,800       -                    -
    -

Loss for the Year    -                        -
              -                  (1,305)

Balance, September 30, 1993      16,640,800   406,761  (126,569)   (281,173)

Loss for the Year          -                        -
              -                  (1,255)

Balance, September 30, 1994             4,069,000    $   406,761
   $  (126,569)              $  (282,428)
                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                    For the Period
                                                    From Beginning of
                              For the Year         For the Year
Development Stage
                               Ended                Ended
    September 30,1988
                              September 30,        September 30,
     to September 30,
                                      1994                  1993
             1994
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (1,255)  $  (1,305)  $215,629
   Depreciation                    642         642      3,531
   Extinguishment of Debt         -           -      (224,283)
   Increase (Decrease)
     in Accounts Payable          -           -        (2,050)
   Increase in Taxes Payable                  613                        663
                         5,123
                         -             -           (2,050)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Fixed Assets                                  -
    -                                        (6,418)
                         -             -           (6,418)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -                   -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS            -           -        (8,468)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                  -                             -
               8,468

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $                 -             $
-                             $              -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    -
   Income Taxes               $    -     $     -     $    -
                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1994

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









We hereby consent to the use of our audit report of NTC Holdings, Inc. dated December 1, 1997 for the year ended September 30, 1994 in the Form 10KSB Annual Report for the year 1994.


s/s Robert Lipkint

Hendersen, NV
April 1, 1998