Form 10KSB
period 1997-09-30
NTC HOLDINGS INC
filed 1998-05-05
CIK 759153

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the fiscal year ended SEPTEMBER 30, 1997

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

Revenue for the year ended 1997:   $ 0.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 1998, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 1997 there appeared to be little or no trading in the stock of the Company. As of April 1, 1998, the Company had approximately 250 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no material revenue during the year ended September 30, 1997. Total stockholders' equity was $(9,036), as compared to $(10,409) at September 30, 1996. The Company has no operating capital for future operations.

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

RESULTS OF OPERATIONS

          The Company reported a net loss of $(4,577) for the year ended September 30, 1997, compared to a loss of $(4,965) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged. The only expenses anticipated in the future is depreciation, minimum state income taxes, professional fees, and directors fees.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of September 30, 1997.

          Statements of Operations for the years ended September 30, 1997 and September 30, 1996 and from
                 September 30, 1988 to September 30, 1997.

          Statement of Stockholders' Equity for the period from September 30, 1988 to September 30, 1997.

          Statement of Cash Flows for the years ended September 30, 1997 and September 30, 1996 and from
                 September 30, 1988 to September 30, 1997.

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



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Amount and Nature
      Name and Address          Of Beneficial   Percent of
      of Beneficial Owner          Ownership                 Class

Dean Becker                    500,000           1.95%
50 West Broadway, Suite 1130
Salt Lake City UT 84101

Officers and Directors
    As a Group (one)           500,000           1.95%

Robert Kroft                 2,700,000          10.55%
1392 West Shelbrooke
South Jordan UT 84095

CLTC, LLC                   12,750,000          49.82%
4505 South Wasatch Blvd Suite 330
Salt Lake City UT 84124

Exchange Place Partners, LLC          3,000,000           11.72%
4505 South Wasatch Blvd Suite 330
Salt Lake City UT 84124

Andrew Chessman              1,664,000            6.5%
4505 South Wasatch Blvd Suite 300
Salt Lake City UT 84124

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Other than executive compensation, during the reported year the Registrant did not entered into any transactions with management which are to be reported under this Item.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Robert Lipkint

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended September
    30, 1997.

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


SIGNATURE                   TITLE                           DATE

/s/ Dean Becker             President and Director
                            (Principal Executive and
                             Financial Officer)             April 1, 1998






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheets - September 30, 1997.

       Statements of Operations - For the years ended September 30, 1997 and September 30, 1996 and from September
              30, 1988 to September 30, 1997.

       Statement of Stockholders' Equity - For the period from September 30, 1988 to September 30, 1997.

       Statement of Cash Flows - For the years ended September 30, 1997 and September 30, 1996 and from September
              30, 1988 to September 30, 1997.

       Notes to Financial Statements











                     INDEPENDENT AUDITOR'S REPORT


Stockholders and Directors
NTC Holdings, Inc.
Salt Lake City, Utah


     I have audited the accompanying Balance Sheet of NTC Holdings, Inc. (formerly National
Thoroughbred Corporation) as of September 30, 1997 and the related Statements of Operations and
Retained Earnings (Deficit) and Cash Flows for the year then ended. My audit was performed in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such auditing procedures, as I considered necessary in the circumstances.

     In my opinion, the financial statements referred to above present fairly the financial position of NTC Holdings, Inc. as of September 30, 1997, and the result of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles applied on a consistent basis.





Henderson, NV
December 1, 1997

                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                September 30,
                                                      1997


     Computer Equipment (Note 3)
         (Net depreciation of $5,457)
961

     TOTAL ASSETS                                 $              961


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                                $     4,435
     Taxes Payable (Note 2)
348
     Interest Payable (Note 5)                                     87
     Notes Payable (Note 5)
5,127

     Total Current Liabilities
9,997


STOCKHOLDERS' EQUITY

     Common Stock 26,000,001 shares
        authorized at $.001 par value;
        22,590,800 shares issued and outstanding                 412,711
     Capital in Excess of Par Value                      (126,569  )
     Deficit Accumulated During Development Stage
(295,178    )

     Total Stockholders' Equity                                     (9,036)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $               961


                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                       Statements of Operations

                                                    From Beginning of
                                                     Development Stage
                              For the Year        For the Year        on
September 30,
                              Ended               Ended                1988
through
                               September 30,      September 30,
September 30,
                                     1997                  1996
    1997
REVENUE

     Gain on Extinguishment of Debt   $-          $    -      $224,283
EXPENSES

     Depreciation                 642  642        5,457
     Dues and Fees              3,500  3,990      12,767
     Interest                                  87                   -
          87

            Total Expenses      4,229  4,632      18,311

NET INCOME (LOSS) - Before Taxes      $(4,229)    $(4,632)    $ 205,972

     Taxes (Note 1)                           348                      333
          3,093

INCOME (LOSS)                $         (4,577)    $             (4,965)      $
     202,879

Loss Per Common Share (Note 1)        $                -      $
   -                                   $                   .02

Average Outstanding Shares       18,128,300            16,640,800
 11,326,575


                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
                From Beginning of Development Stage on
             September 30, 1988 through September 30, 1997
                                                      Deficit
                                                       Accumulated
                                            Capital in          During
                        Common     Common    Excess of          Development
                   Shares              Stock              Par Value
     Stage

Balance at Beginning of Development
   Stage on September 30, 1988       4,069,000       $   406,761 $   (126,569)
  $  (498,057)

Income for the year                  -                 -                  -
                 222,342

Balance, September 30, 1989          4,069,000       $    406,761
   $    (126,569)            $  (275,715)

Loss for the Year                       -              -
            -                    (1,426)

Balance, September 30, 1990             4,069,000    $   406,761
   $  (126,569)              $  (277,141)

Loss for the Year          -                         -
             -                   (1,386)

Balance, September 30, 1991      4,069,000 $406,761  $(126,569)
   $(278,527)

Loss for the Year                       -                        -

              -                  (1,341)

Balance, September 30, 1992      4,069,000 406,761   (126,569)       (279,868)

Shares issued for services rendered
     At $.00 per share  12,571,800    -          -        -

Loss for the Year             -                        -
           -                  (1,305)

Balance, September 30, 1993      16,640,800   406,761  (126,569)
           (281,173)

Loss for the Year             -                        -
              -                  (1,255)

Balance, September 30, 1994      16,640,800   406,761  (126,569)
    (282,428)

Loss for the Year                       -                        -

              -                  (3,208)

Balance, September 30, 1995           16,640,800     $   406,761
   $  (126,569)              $  (285,636)

oss for the Year                       -                        -
                -                  (4,965)

Balance, September 30, 1996           16,640,800     $   406,761
   $  (126,569)              $  (290,601)

Shares issued for conversion of
   Accounts Payable (Note 5)     5,450,000 5,450     -                    -

Shares issued for services at
   $.001 per share (Note 4)      500,000   500       -                    -

Loss for the Year                       -                   -
              -                  (4,577)

Balance, September 30, 1997           22,590,800     $   412,711
   $  (126,569)              $  (295,178)
                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                    For the Period
                                                    From Beginning of
                              For the Year         For the Year
Development Stage
                               Ended                Ended
    September 30,1988
                              September 30,        September 30,
     to September 30,
                                      1997                  1996
             1997
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (4,577)  $  (4,965)  $202,879
   Depreciation                    642         642      5,457
   Extinguishment of Debt         -           -      (224,283)
   Increase (Decrease)
     in Accounts Payable/Interest Payable     (428)     3,950     2,472
   Increase in Taxes Payable    (6,714)        373        348
   Expenses paid by Stock Issuance                     500
 373                       500
                      (10,577)         -           (12,627)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Fixed Assets                                  -
    -                                        (6,418)
                         -             -           (6,418)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock for
      Debt (Note 4)              5,450        -         5,450
   Issuance of Note Payable for
      Debt (Note 5)                       5,127                     -
             5,127
                       10,577          -           10,577

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS            -           -        (8,468)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                  -                             -
               8,468

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $                 -             $
-      $                   -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    -
   Income Taxes (Including
      Interest & Penalties    $   6,801  $     -     $   6,801
                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

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

NOTE 4 - ISSUANCE OF COMMON STOCK

          Two affiliates, Exchange Capital Partners, LLC, CLTC, LLC and Robert Kroft have advanced funds on behalf of the Company to satisfy its tax obligations and meet financial needs. The obligation to CLTC, LLC was satisfied in July 1997 by the issuance of 450,000 shares for debt relief of $5,450.

          In July 1997, the Company also issued 500,000 shares of stock for services rendered by one of the directors of the Company.

NOTE 5 - NOTES PAYABLE

          In 1997, DHM Enterprises advanced $5,127 in funds for company operations. The board of directors approved a convertible debenture instrument for the accounts payable to 5,000,000 shares of common stock. The debenture is due on July 14, 1998 and has an interest rate of 8%. The conversion feature is at the option of the bond holder.







We hereby consent to the use of our audit report of NTC Holdings, Inc. dated December 1, 1997 for the year ended September 30, 1997 in the Form 10KSB Annual
Report for the year 1997.


s/s Robert Lipkint

Hendersen, NV
April 1, 1998