Form 10QSB
period 1998-06-30
NTC HOLDINGS INC
filed 1998-08-28
CIK 759153

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 1998

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


                           Yes X    No


                            22,590,800
                     (Number of shares of common
                      stock the registrant had
                  outstanding as of August 27, 1998)


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations and changes in its financial position from September 30, 1988 through June 30, 1998 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                          NTC HOLDINGS, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                  June 30,     September 30,
                                                    1998           1997
                                                (unaudited)
OTHER ASSETS

     Computer System (less accumulated
        depreciation of $ 5,940 & $5,457)              478           961

     TOTAL ASSETS                            $         478           961




                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                        $         4,435     $  4,435
     Interest Payable                                    396           87
     Notes Payable                                     5,127        5,127
     Taxes Payable                                       609          348
     Total Current Liabilities                        10,567        9,997

STOCKHOLDERS' EQUITY

     Common Stock 26,000,001 shares
        authorized at $.001 par value;
       22,590,800 shares issued and outstanding      412,711       412,711
     Capital in Excess of Par Value                 (126,569)     (126,569)
     Deficit Accumulated During Development Stage   (296,231)     (295,178)

     Total Stockholders' Equity                      (10,089)       (9,036)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                 $            478    $      961




                          NTC HOLDINGS, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                                                                From Beginning
                                                                of Development
                                                                    Stage on
       For the Three   For the Three  For the Nine  For the Nine September 30,
        Months Ended    Months Ended   Months Ended  Months Ended 1988 through
          June 30,        June 30,       June 30,      June 30,     June 30,
            1998            1997           1998         1997         1998

REVENUE

Gain on
Extinguishment
of Debt
              $  -              $  -           $   -       $  -      $224,283

EXPENSES

Depreciation  161                 161              483        484       5,940
Interest      103                  -               309         -          396
Dues and Fees   -                  -                -          -       12,767

Total
Expenses      264                 161              792        484       19,103


NET INCOME

(LOSS) -
Before
Taxes       $(264)               $(161)        $(792)       $(484)    $205,180

Taxes          87                   87           261          261        3,354

INCOME
(LOSS       $(351)              $(249)        $ (1,053)     $(745)     $201,826

Loss Per
Common
Share       $ -                 $  -          $  -          $ -        $ .02


Average
Outstanding
Share     22,590,800       16,640,800     22,590,800   16,640,800  12,292,080



                            NTC HOLDINGS, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (unaudited)
                                                            For the Period
                                                            From beginning
                          For the Nine       For the Nine   of Development Stage
                          Months Ended       Months Ended   on September 30,1988
                            June 30,           June 30,        to June 30,
                              1998               1997             1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (1,053)      $    (745)      $201,826
   Depreciation                    483             484          5,940
   Extinguishment from Debt        -                -        (224,283)
   Increase (Decrease)
     in Accounts Payable/
      Interest Payable             309              -           2,781
     Taxes Payable                (261)           (6,801)         609
     Expenses paid by Stock         -               -             500
                                    -               -         (12,627)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Purchase of Assets               -                -         (6,418)
                                    -                -         (6,418)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock for
    Debt  (Net)                     -                -           5,450

   Issuance of Note Payable         -                 -          5,127
                                                                10,577
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS               -                 -        (8,468)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD        -                -         8,468

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $      -         $      -       $    -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $      -          $      -       $    -
   Income Taxes (Including
       Interest & Penalties)  $      -          $   6,801      $ 6,801





                          NTC HOLDINGS, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 1998

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 1998 but has made all the necessary adjustments to present an accurate financial statements for the nine months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $(10,567) as operating capital at June 30, 1998, compared to $(12,273) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 1998, the registrant had net loss of $(351), compared to net loss of $ (249) for the same period last year. The registrant had net loss of $(1,053) for the nine months ended June 30, 1998, compared to $ (745) for the same period last year.

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


Dated August 27, 1998
                                                NTC Holdings, Inc.

                                                /s/ Dean Becker