Form 10KSB
period 1998-09-30
NTC HOLDINGS INC
filed 1998-12-22
CIK 759153

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended SEPTEMBER 30, 1998

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

       4505 SOUTH WASATCH BOULEVARD #300, SALT LAKE CITY, UTAH 84124
           (Address and zip code of principal executive offices)

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

Revenue for the year ended September 30, 1998:   $ 0.

As of December 16, 1998 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 16, 1998 the number of shares outstanding of the Registrant's Common Stock was 22,590,800.





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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 1998, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 1998 there appeared to be little or no trading in the stock of the Company. As of December 16, 1998, the Company had approximately 250 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no revenue during the year ended September 30, 1998. Total stockholders' equity was $(10,413), as compared to $(9,036) at September 30, 1997. The Company has no operating capital for future operations.

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

RESULTS OF OPERATIONS

          The Company reported a net loss of $(1,377) for the year ended September 30, 1998, compared to a loss of $(4,577) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged. The only expenses anticipated in the future is depreciation, minimum state income taxes, professional fees, and directors fees.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of September 30, 1998.

          Statements of Operations for the years ended September 30, 1998 and September 30, 1997 and from September 30, 1988 to September 30, 1998.

          Statement of Stockholders' Equity for the period from September 30, 1988 to September 30, 1998.

          Statement of Cash Flows for the years ended September 30, 1998 and September 30, 1997 and from September 30, 1988 to September 30, 1998.

          Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Robert Lipkint was previously the principle accountant for NTC Holdings, Inc. On December 14, 1998, the Board of Directors approved the engagement of the firm of Crouch, Bierwolf & Chisholm to replace Robert Lipkint who declined to stand for reelection as the Certifying Accountant for the Company.

          In connection with the audit of the previous fiscal year ended September 30, 1997, there were no disagreements with Robert Lipkint on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedures, which disagreements; if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to subject matter of the disagreement. Said firm has not advised the registrant of any reportable events.

          The accountant's report of Robert Lipkint on the financial statements of NTC Holdings, Inc. as of September 30, 1997 and for the year ended did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles.




                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

                      Age          Director
Name                (1998)          Since         Position with the  Company

Dean Becker            45           1997           President, CEO and Director
50 West Broadway
Suite 1130
Salt Lake City UT 84101

Paul Adams                       37          1997      Vice President
1340 East Harrison Ave.
Salt Lake City UT 84105

Chris Turner                     40          1997      Secretary
11712 South 2260 West
South Jordan UT 84095

Dean H. Becker, age 45 Practiced law in Sale Lake City, Utah since 1979. He graduated from Brigham Young University in 1976 with a Bachelors of Arts in English with University Scholar designation. He then attended law school at the J. Reuben Clark School of Law at Brigham Young University where he served as associate editor on the law review staff.

He has a general law practice with emphasis on corporate and business law, and is involved in a number of community activities.

Paul Adams, age 37 President of Big Water Tackle for four years. Currently is President of Tubes and Tails and has been since last fall.

Chris Turner, age 40 Customer Service Representative for United Health Care from 1997-1998. Management for Master Tech from 1995-1996. Management for Summer Breeze from 1994-1995. Customer Representative for San Segal from 1993-1994.

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



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              Amount and Nature
      Name and Address          Of Beneficial   Percent of
      of Beneficial Owner          Ownership    Class

Dean Becker                    500,000           1.95%
50 West Broadway, Suite 1130
Salt Lake City UT 84101

Officers and Directors
    As a Group (one)           500,000           1.95%

Robert Kroft                 2,700,000          10.55%
1392 West Shelbrooke
South Jordan UT 84095

CLTC, LLC                   12,750,000          49.82%
4505 South Wasatch Blvd Suite 300
Salt Lake City UT 84124

Exchange Place Partners, LLC          3,000,000           11.72%
4505 South Wasatch Blvd Suite 300
Salt Lake City UT 84124

Andrew Chessman              1,664,000            6.5%
4505 South Wasatch Blvd Suite 300
Salt Lake City UT 84124

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch, Bierwolf & Chisholm

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended September30, 1998.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   NTC Holdings, Inc.

                   By: Dean Becker

                   /s/ Dean Becker

Dated: December 16, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Dean Becker             President and Director
                            (Principal Executive and
                             Financial Officer)             December 16, 1998






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheet - September 30, 1998.

       Statements of Operations - For the years ended September 30, 1998 and September 30, 1997 and from September30, 1988 to September 30, 1998.

       Statement of Stockholders' Equity - For the period from September 30, 1988 to September 30, 1998.

       Statement of Cash Flows - For the years ended September 30, 1998 and September 30, 1997 and from September 30, 1988 to September 30, 1998.

       Notes to Financial Statements











                     INDEPENDENT AUDITOR'S REPORT


Stockholders and Directors
NTC Holdings, Inc.
Salt Lake City, Utah


     We have audited the accompanying balance sheet of NTC Holdings, Inc.(a development stage company) as of September 30, 1998 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit. The accompanying financial statements for the period September 30, 1988 (inception) to September 30, 1997 were audited by another auditor, whose report, dated December 1, 1997, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTC Holdings, Inc. at September 30, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.





Salt Lake City, UT
December 16, 1998

                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                September 30,
                                                      1998


     Computer Equipment (Note 3)
         (Net depreciation of $6,099)           $       319

     TOTAL ASSETS                               $       319


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                           $     4,783
     Taxes Payable (Note 2)                             325
     Interest Payable (Note 4)                          497
     Notes Payable (Note 4)                           5,127

     Total Current Liabilities                       10,732


STOCKHOLDERS' EQUITY

     Common Stock 26,000,001 shares
     authorized at $.001 par value;
     22,590,800 shares issued and outstanding         22,591
     Capital in Excess of Par Value                  263,551
     Deficit Accumulated During Development Stage   (296,555)

     Total Stockholders' Equity                      (10,413)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $       319


                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                       Statements of Operations

                                                   From Beginning of
                                                   Development Stage
                     For the Year   For the Year   on September 30,
                        Ended          Ended       1988 through
                     September 30,  September 30,  September 30,
                        1998            1997           1998
REVENUE

Gain on Extinguishment
 of Debt               $ -          $    -            $224,283


EXPENSES

     Depreciation        642            642              6,099
     Dues and Fees        -           3,500             12,767
     Interest            410             87                497

    Total Expenses      1,052         4,229             19,363

NET INCOME (LOSS)
 - Before Taxes      $(1,052)       $(4,229)         $ 204,920

     Taxes (Note 1)      325            348              3,418

INCOME (LOSS)        $(1,377)       $(4,577)        $  201,502

Loss Per
Common Share
 (Note 1)           $    -           $  -

Average
 Outstanding Shares  22,590,800     18,128,300



                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
                From Beginning of Development Stage on
             September 30, 1988 through September 30, 1998

                                                                     Deficit
                                                                    Accumulated
                                                         Capital in   During
                                    Common     Common    Excess of   Development
                                    Shares     Stock     Par Value   Stage

Balance at Beginning of Development
   Stage on September 30, 1988     4,069,000  $4,069     $276,123   $(498,057)

Income for the year                  -          -           -       222,342
Balance, September 30, 1989        4,069,000   4,069     276,123   (275,715)

Loss for the Year                    -           -          -       (1,426)
Balance, September 30, 1990        4,069,000   4,069     276,123   (277,141)

Loss for the Year                    -           -          -       (1,386)
Balance, September 30, 1991        4,069,000   4,069     276,123    (278,527)

Loss for the Year                    -           -          -        (1,341)
Balance, September 30, 1992        4,069,000   4,069     276,123    (279,868)

Shares issued for services rendered
     At $.00 per share             12,571,800  12,572    (12,572)      -

Loss for the Year                    -           -           -      (1,305)
Balance, September 30, 1993      16,640,800    16,641   263,551    (281,173)

Loss for the Year                   -            -          -       (1,255)

Balance, September 30, 1994      16,640,800    16,641   263,551    (282,428)

Loss for the Year                   -            -          -       (3,208)

Balance, September 30, 1995      16,640,800    16,641    263,551   (285,636)

Loss for the Year                   -            -         -        (4,965)

Balance, September 30, 1996      16,640,800     16,641    263,551   (290,601)

Shares issued for conversion of
   Accounts Payable              5,450,000       5,450       -         -

Shares issued for services at
   $.001 per share                 500,000         500       -         -

Loss for the Year                     -            -         -      (4,577)

Balance, September 30, 1997     22,590,800       22,591    263,55   (295,178)

Loss for the Year                     -            -         -       (1,377)

Balance, September 30, 1998     22,590,800     $ 22,591  $263,55  $ (296,555)





                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                               For the Period
                                                               From Beginning of
                                  For the Year  For the Year   Development Stage
                                    Ended      Ended          September 30,19 88
                                 September 30, September 30,  to September 30,
                                    1998          1997             1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)              $ (1,377)     $  (4,577)        $201,502
   Depreciation                        642            642            6,099
   Extinguishment of Debt               -              -         (224,283)
   Increase (Decrease)
     in Accounts Payable/
      Interest Payable                758           (428)            3,230
   Increase (Decrease) in Taxes Payable(23)        (6,714)            325
   Expenses paid by Stock Issuance     -              500             500
                                       -          (10,577)        (12,627)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Fixed Assets                        -              -            (6,418)
                                       -              -            (6,418)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock for
      Debt (Note 4)                     -           5,450           5,450
   Issuance of Note Payable for
      Debt (Note 5)                     -           5,127           5,127
                                       10,577      10,577

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                  -             -             (8,468)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD           -             -              8,468

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                $     -     $       -      $         -

CASH PAID DURING THE PERIOD FOR:
   Interest                       $     -     $       -      $         -
   Income Taxes (Including
      Interest & Penalties        $    348    $    6,801     $   7,149






                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

     Cash and Cash Equivalents The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

NOTE 2 -INCOME TAXES

     The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended September 30, 1998 and was applied retroactively.

     Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences at September 30, 1998 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards of approximately $290,000 at September 30, 1998. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 1998 have been offset by valuation reserves of the same amount.

     The Company has available approximately $290,000 in net operating loss carryforwards that will begin to expire in the year 2003. The Company has accrued $325 per year minimum state income taxes.

NOTE 3 - COMPUTER EQUIPMENT

     Capital assets are recorded at cost and are depreciated over the estimated useful lives of the assets. The Company's computer equipment is being depreciated over a ten (10) year life using the straight line method.






                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1998





NOTE 4 -  NOTES PAYABLE

     In 1997, DHM Enterprises advanced $5,127 in funds for company operations. The board of directors approved a convertible debenture instrument for the accounts payable to 5,000,000 shares of common stock. The debenture is due on July 14, 1999 and has an interest rate of 8%. The conversion feature is at the option of the bond holder.

NOTE 5 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.








We hereby consent to the use of our audit report of NTC Holdings, Inc. dated December 16, 1998 for the year ended September 30, 1998 in the Form 10KSB Annual Report for the year 1998.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT
December 16, 1998