Form 10KSB/A
period 1998-09-30
NTC HOLDINGS INC
filed 1999-01-25
CIK 759153

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                              FORM 10-KSB/A

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

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch, Bierwolf & Chisholm

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1998.

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




/s/ Crouch, Bierwolf & Chisholm
Salt Lake City, UT
December 16, 1998


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





                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                       Statements of Operations



                                                         From Beginning of
                                                         Development Stage
                        For the Year        For the Year  on September 30,
                          Ended               Ended       1988 through
                        September 30,      September 30,  September 30,
                           1998                1997           1998
REVENUE

Gain on Extinguishment
of Debt                    $-               $    -          $224,283

EXPENSES

     Depreciation           642                 642            6,099
     Dues and Fees           -                3,500           12,767
     Interest               410                  87              497

 Total Expenses            1,052              4,229           19,363

NET INCOME (LOSS)
  - Before Taxes         $(1,052)           $(4,229)       $ 204,920

 Taxes (Note 1)              325                348            3,418

INCOME (LOSS)            $(1,377)           $(4,577)      $  201,502

Loss Per Common
 Share (Note 1)          $-                 $  -

Outstanding Shares      22,590,800          18,128,300


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

                                                                     Deficit
                                                                   Accumulated
                                                  Capital in          During
                             Common     Common    Excess of         Development
                             Shares      Stock    Par Value            Stage

Balance at Beginning of
Development Stage on
September 30, 1988         4,069,000    $4,069   $276,123        $(498,057)

Income for the year            -           -        -               222,342
Balance, September 30, 1989 4,069,000    4,069     276,123         (275,715)

Loss for the Year              -           -        -               (1,426)
Balance, September 30, 1990 4,069,000    4,069     276,123         (277,141)

Loss for the Year              -            -        -               (1,386)
Balance, September 30, 1991 4,069,000    4,069     276,123         (278,527)

Loss for the Year              -            -         -              (1,341)
Balance, September 30, 1992 4,069,000    4,069     276,123         (279,868)

Shares issued for services rendered
At $.00 per share  12,       571,800     12,572   (12,572)           -

Loss for the Year               -          -          -              (1,305)
Balance, September 30, 1993 16,640,800   16,641   263,551          (281,173)

Loss for the Year                -          -          -            (1,255)

Balance, September 30, 1994 16,640,800   16,641   263,551          (282,428)

Loss for the Year                -           -         -             (3,208)

Balance, September 30, 1995 16,640,800   16,641    263,551          (285,636)

Loss for the Year                -           -          -             (4,965)

Balance, September 30, 1996 16,640,800   16,641    263,551          (290,601)

Shares issued for conversion of
   Accounts Payable        5,450,000      5,450          -             -

Shares issued for services at
   $.001 per share           500,000        500          -             -

Loss for the Year                -           -            -           (4,577)

Balance, September 30, 1997 22,590,800    22,591     263,55         (295,178)

Loss for the Year                -            -           -           (1,377)

Balance, September 30, 1998  22,590,800    22,591     263,55      $  (296,555)



                          NTC HOLDINGS, INC.
             (formerly National Thoroughbred Corporation)
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                               For the Period
                                                               From Beginning of
                              For the Year  For the Year       Development Stage
                               Ended          Ended            September 30,1988
                              September 30, September 30,     to September 30,
                                1998           1997                 1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (1,377)     $  (4,577)            $201,502
   Depreciation                    642            642                6,099
   Extinguishment of Debt           -              -              (224,283)
   Increase (Decrease)
     in Accounts Payable/
     Interest Payable              758           (428)               3,230
   Increase (Decrease) in
    Taxes Payable                  (23)         (6,714)               325
   Expenses paid by
         Stock Issuance              -             500                500
                                     -         (10,577)           (12,627)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Fixed Assets                       -             -                (6,418)
                                      -             -                (6,418)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock for
      Debt (Note 4)                   -           5,450                5,450
   Issuance of Note Payable for
      Debt (Note 5)                   -           5,127                 5,127
                                  10,577         10,577

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                -             -                (8,468)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD         -              -               8,468

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD              $     -         $   -               $  -

CASH PAID DURING THE PERIOD FOR:
   Interest                     $    -          $     -             $  -
   Income Taxes (Including
      Interest & Penalties      $   348         $   6,801           $   7,149




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