Form 10QSB
period 1998-12-31
NTC HOLDINGS INC
filed 1999-02-16
CIK 759153

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 1998

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


                            Yes X   No


                            22,590,800
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of February 10, 1999)

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of its operations and changes in its financial position from September 30, 1988 through December
31, 1998 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          NTC HOLDINGS, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                           December 31,     September 30,
                                              1998              1998
                                           (unaudited)
OTHER ASSETS

Computer System, at cost (less accumulated
depreciation of $6,259 & $6,099)               159                    319

     TOTAL ASSETS                         $    159              $     319



                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party            $ 5,108             $    4,783
     Taxes Payable                               -                     325
     Interest Payable                           600                    497
     Notes Payable                            5,127                  5,127

     Total Current Liabilities               10,835                  10,732

STOCKHOLDERS' EQUITY

     Common Stock 26,000,001 shares
        authorized at $.001 par value;
        22,590,800 shares issued and outstanding      22,591         22,591
     Capital in Excess of Par Value                  263,551        263,551
     Deficit Accumulated During Development Stage   (296,818)      (296,555)

     Total Stockholders' Equity                      (10,676)       (10,413)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      159            319






                          NTC HOLDINGS, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)




                                                              From Beginning
                                                              of Development
                              For the Three   For the Three  Stage September 30,
                              Months Ended    Months Ended    1988 through
                              December 31,    December 31,    December 31,
                                 1998            1997             1998
REVENUE

     Gain on Extinguish of Debt       $     -      $     -    $ 224,283

EXPENSES

     Depreciation                          160         161       6,259
     Dues and Fees                          -             -     12,767
     Interest                              103         103         600

            Total Expenses                 263         264      19,626

NET INCOME (LOSS) - Before Taxes      $   (263)   $   (264)  $ 204,657

     Taxes                                  -           87       3,418

INCOME (LOSS)                         $   (263)   $   (351)  $  201,239


Loss Per Common Share                 $     -     $    -


Average Outstanding Shares             22,590,800     22,590,800





                          NTC HOLDINGS, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (unaudited)
                                                             For the Period
                                                             From Beginning of
                              For the Three   For the Three  Development Stage
                              Months Ended    Months Ended   September 30, 1988
                              December 31,    December 31,   to December 31,
                                 1998            1997              1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $   (263)  $   (351)   $201,239
   Depreciation                    160        161       6,259
   Extinguishment of Debt            -         -     (224,283)
   Increase (Decrease)
     in Accounts Payable/Interest Payable      103       103      3,333
   Increase in Taxes Payable                    -         87        325
   Expenses Paid by Stock                       -         -         500
                                                -         -     (12,627)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Purchase of Assets                             -        -     (6,418)
                                                  -        -     (6,418)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock for Debt              -        -       5,450
     Issuance of Note Payable                     -        -       5,127
                                                  -        -      10,577

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             -       -      (8,468)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                      -       -        8,468

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                    $            -   $    -     $    -

CASH PAID DURING THE PERIOD FOR:
   Interest                           $            -    $    -    $     -
   Income Taxes (Including
      Penalties & Interest)           $          325    $  6,801  $   7,474






                          NTC HOLDINGS, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1998

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended December 31, 1998 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant has approximately $(10,835) as operating capital at December 31, 1998. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

  Results of Operation. Due to the lack of operations during the quarter ended December 31, 1998, the registrant had net loss of $(263).

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


Dated February 10, 1999
                                                NTC Holdings, Inc.

                                                /s/ Dean Becker