Form 10QSB
period 1999-03-31
NTC HOLDINGS INC
filed 2000-02-22
CIK 759153

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 1999

             Commission File Number    2-94704-NY


                               NTC HOLDINGS, INC.
        (Exact name of registrant as specified in its charter)


           NEW YORK                                 11-2647209
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                  6975 SOUTH UNION PARK CENTER # 600
                      SALT LAKE CITY, UTAH 84047
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 256-9600


         4505 South Wasatch Blvd #300, Salt Lake City, Utah 84124
             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                            Yes X   No

and (2) has been subject to such filing requirements for the past 90 days.


                           Yes X    No


                            22,590,800
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of January 24, 2000)


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and changes in its financial position from September 30, 1988 through March 31, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                          NTC HOLDINGS, INC.
                            Balance Sheet


                                ASSETS

                                              March 31,      September 30,
                                               1999            1998
                                            (unaudited)
OTHER ASSETS

     Computer System (less accumulated
        depreciation of $6,418 & $6,099)            -           319

     TOTAL ASSETS                   $               -       $   319


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable              $          5,108         $    4,783
     Taxes Payable                              -                  325
     Interest Payable                           703                497
     Notes Payable                            5,127              5,127

     Total Current Liabilities              10,938             10,732


STOCKHOLDERS' EQUITY

     Common Stock 26,000,001 shares
        authorized at $.001 par value;
        22,590,800 shares issued and outstanding  22,591         22,591
     Capital in Excess of Par Value              263,551        263,551
     Retained Deficit                          (297,080)       (296,555)

     Total Stockholders' Equity                 (10,938)       (10,413)

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   -          $      319



                          NTC HOLDINGS, INC.
                       Statements of Operations
                             (unaudited)


                          For the Three  For the Three  For the Six For the Six
                           Months Ended  Months Ended  Months Ended Months Ended
                            March 31,     March 31,     March 31,   March 31,
                              1999          1998          1999         1998

REVENUE

     Gain on Extinguishment
         of Debt               $  -       $  -     $-         $-

EXPENSES

     Depreciation                  159        161         319  322
     Dues and Fees                 -          -           -          -
     Interest                      103        103        206    206

      Total Expenses             262        264            525           528

NET INCOME
(LOSS) - Before Taxes         $(262)     $ (264)       $  ( 525  $(528)

     Taxes                     -          87         -         174

INCOME (LOSS)               $  (262)     $   (351)      $  (525)     $ (702)

Loss Per Common
    Share                  $    -        $    -         $    -       $   -

Average Outstanding
 Shares                     22,590,800    22,590,800   22,590,800   22,590,800


                            NTC HOLDINGS, INC.
                         Statements of Cash Flows
                                (unaudited)

                                               For the Six       For the Six
                                               Months Ended      Months Ended
                                               March 31,          March 31,
                                                1999               1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                     $    (525)  $   (702)
   Depreciation                                319        322
   Increase (Decrease)
     in Accounts Payable/Interest Payable                 103  206
   Increase in Taxes Payable                                -
        174
                                       -                     -

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Purchase of Assets                   -                         -
                                       -           -
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock for Debt               -          -
            Issuance of Note Payable                -         -
                                       -           -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        -          -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                  -         -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                $             -         $   -

CASH PAID DURING THE PERIOD FOR:
   Interest                              $   -       $  -
   Income Taxes (Including
       Interest & Penalties)             $  -        $  -



                          NTC HOLDINGS, INC.
                  Notes to the Financial Statements
                            March 31, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 1999 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $(10,938) as operating capital at March 31, 1999, compared to $(10,377) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended March 31, 1999, the registrant had net loss of $(262), compared to net loss of $(351) for the same period last year. The registrant had net loss of $(525) for the six months ended March 31, 1999, compared to net loss of $(702) for the same period last year.

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


Dated February 1, 2000
                                               NTC Holdings, Inc.

                                                /s/ Dean Becker