Form 10QSB
period 1999-06-30
NTC HOLDINGS INC
filed 2000-02-22
CIK 759153

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 1999

             Commission File Number    2-94704-NY


                               NTC HOLDINGS, INC.
        (Exact name of registrant as specified in its charter)


           NEW YORK                                 11-2647209
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                  6975 SOUTH UNION PARK CENTER #600
                      SALT LAKE CITY, UTAH  84047
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 256-9600


          4505 South Wasatch Blvd #330 Salt Lake City Utah 84124
             Former Address, if changed since last report

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations and changes in its financial position from September 30, 1988 through June 30, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                          NTC HOLDINGS, INC.
                            Balance Sheet


                                ASSETS

                                                 June 30,   September 30,
                                                  1999       1998
                                                (unaudited)
OTHER ASSETS

     Computer System (less accumulated
        depreciation of $ 6,418 & $5,940)           -           319

     TOTAL ASSETS                      $            -       $   319



            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts Payable              $         5,108           $      4,783
     Interest Payable                          806                    497
     Notes Payable                           5,127                  5,127
     Taxes Payable                              -                     325
     Total Current Liabilitie               11,041                  10,732

STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock 26,000,001 shares
        authorized at $.001 par value;
       22,590,800 shares issued and outstanding       22,591       22,591
     Capital in Excess of Par Value                  263,551       263,551
     Retained Deficit                               (297,183)     (296,555)

     Total Stockholders' Equity (Deficit)            (11,041)      (10,413)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $      -         $    319





                          NTC HOLDINGS, INC.
                       Statements of Operations
                             (unaudited)


                          For the Three For the Nine For the Nine For the Nine Months Ended Months Ended MonthsEnded Months Ended
                          June 30,      June 30,     June 30,    June 30,
                           1999          1998         1999        1998

REVENUE

     Gain on Extinguishment
         of Debt               $  -       $  -     $-         $-

EXPENSES

     Depreciation                 -           161         319  483
     Interest                      103        103         309        309
            Dues and Fees           -          -           -        -
          Total Expenses          103        264         628         792

NET INCOME
      (LOSS) - Before Taxes      $   (103)  $(264)         $  (628) $   (792)

     Taxes                       -            87            -         261

INCOME (LOSS)           $           (103)   $ (351)   $    (628)     $ (1,053)

Loss Per Common
    Share               $         -         $      -      -       $     -

Average Outstanding
   Shares                     22,590,800   22,590,800    22,590,800 22,590,800


                            NTC HOLDINGS, INC.
                         Statements of Cash Flows
                                (unaudited)

                                              For the Nine      For the Nine
                                             Months Ended       Months Ended
                                               June 30,           June 30,
                                                  1999              1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                     $    (628)  $ (1,053)
   Depreciation                                319        483
   Increase (Decrease)
     in Accounts Payable/Interest Payable                 309      309
     Taxes Payable
          -                                      261
     Expenses paid by Stock                                                -
                        -
                                       -                     -

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Purchase of Assets                                    -
        -
                                       -           -
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock for Debt  (Net)         -                     -
   Issuance of Note Payable                            -          -



INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                       -           -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                               -
        -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                       $                -               $
            -

CASH PAID DURING THE PERIOD FOR:
   Interest                              $   -       $  -
   Income Taxes (Including
       Interest & Penalties)                         $  -               $
-
                          NTC HOLDINGS, INC.
                  Notes to the Financial Statements
                            June 30, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 1999 but has made all the necessary adjustments to present an accurate financial statements for the nine months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $(11,041) as operating capital at June 30, 1999, compared to $(10,567) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 1999, the registrant had net loss of $(103), compared to net loss of $ (351) for the same period last year. The registrant had net loss of $(628) for the nine months ended June 30, 1999, compared to $(1,053) for the same period last year.

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