Form 10KSB
period 1999-09-30
NTC HOLDINGS INC
filed 2000-02-22
CIK 759153

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended SEPTEMBER 30, 1999

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

       6975 SOUTH UNION PARK CENTER #600, SALT LAKE CITY, UTAH 84047
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 256-9600

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

Revenue for the year ended September 30, 1999:   $ 0.

As of February 3, 2000 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of February 3, 2000 the number of shares outstanding of the Registrant's Common Stock was 22,590,800.





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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 2000, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 1999 there appeared to be little or no trading in the stock of the Company. As of February 3, 2000, the Company had approximately 250 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no revenue during the year ended September 30, 1999. Total stockholders' equity was $(11,444), as compared to $(10,732) at September 30, 1998. The Company has no operating capital for future operations.

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


RESULTS OF OPERATIONS

          The Company reported a net loss of $(1,031) for the year ended September 30, 1999, compared to a loss of $(1,377) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged. The only expenses anticipated in the future is depreciation, minimum state income taxes, professional fees, and directors fees.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see
          Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of September 30, 1999.

          Statements of Operations for the years ended September 30, 1999 and September 30, 1998.

          Statement of Stockholders' Equity for the period from September 30, 1997 to September 30, 1999.

          Statement of Cash Flows for the years ended September 30, 1999 and September 30, 1998.

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

DIRECTORS AND EXECUTIVE OFFICERS
                           Age          Director
     Name                (1999)          Since         Position with the
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

Paul Adams, age 37 President of Big Water Tackle for four years. Currently is President of Tubes and Tails and has been since last fall. Currently works in reservations at Delta Airlines, it will be two years in September.

Chris Turner, age 41 Customer Service Representative for United Health Care from 1997-1999. Management for Master Tech from 1995-1996. Management for Summer Breeze from 1994-1995. Customer Representative for San Segal from 1993-1994.

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



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Amount and Nature
      Name and Address          Of Beneficial   Percent of
      of Beneficial Owner          Ownership                 Class

Dean Becker                    500,000           1.95%
50 West Broadway, Suite 1130
Salt Lake City UT 84101

Officers and Directors
    As a Group (one)           500,000           1.95%

Robert Kroft                 2,700,000          10.55%
1392 West Shelbrooke
South Jordan UT 84095

CLTC, LLC                    9,750,000          43.15%
4505 South Wasatch Blvd Suite 300
Salt Lake City UT 84124

Exchange Place Partners, LLC          3,000,000           11.72%
4505 South Wasatch Blvd Suite 300
Salt Lake City UT 84124

Andrew Chessman                       1,664,000            6.5%
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

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch, Bierwolf & Chisholm

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1999.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   NTC Holdings, Inc.

                   By: Dean Becker

                   /s/ Dean Becker

Dated: February 3, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Dean Becker             President and Director
                            (Principal Executive and
                             Financial Officer)             February 3, 2000






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheet - September 30, 1999.

       Statements of Operations - For the years ended September 30, 1999 and September 30, 1998.

       Statement of Stockholders' Equity - For the period from September 30, 1997 to September 30, 1999.

       Statement of Cash Flows - For the years ended September 30, 1999 and September 30, 1998.

       Notes to Financial Statements









                     INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
NTC Holdings, Inc.
Salt Lake City, Utah

     We have audited the accompanying balance sheet of NTC Holdings, Inc.(a
New York corporation) as of September 30, 1999 and the related statements of operations, stockholders' equity, and cash flows for the years 1999 and 1998 then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTC Holdings, Inc. at September 30, 1999, and the results of its operations and cash flows for the years 1999 and 1998 then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has minimal assets and no operations and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Salt Lake City, UT
January 20, 2000



                          NTC HOLDINGS, INC.
                            Balance Sheet


                                ASSETS

                                                September 30,
                                                      1999


     TOTAL ASSETS                     $               -


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts Payable                 $     5,108
    Taxes Payable (Note 2)                    300
     Interest Payable (Note 4)                909
     Notes Payable (Note 4)                 5,127

     Total Current Liabilities             11,444


STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock 26,000,001 shares
        authorized at $.001 par value;
        22,590,800 shares issued and outstanding          22,591
     Capital in Excess of Par Value                      263,551
     Retained Deficit                                   (297,586  )

     Total Stockholders' Equity (Deficit)               (11,444    )

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $    -



                          NTC HOLDINGS, INC.
                       Statements of Operations


                              For the Year        For the Year
                              Ended               Ended
                              September 30,      September 30,
                                    1999                  1998

REVENUE                       $ -       $   -

EXPENSES

     Depreciation                 319  642
     Interest                     412  410

            Total Expenses        731  1,052

NET INCOME (LOSS) - Before Taxes      $(731)      $(1,052)

     Taxes (Note 1)                           300                   325

INCOME (LOSS)                $            (1,031) $             (1,377)

Loss Per Common Share (Note 1)        $                -      $
   -

Average Outstanding Shares      22,590,800             22,590,800



                          NTC HOLDINGS, INC.
                  Statements of Stockholders' Equity
          From September 30, 1997 through September 30, 1999



                                                                  Deficit
                                                                 Accumulated
                                               Capital in          During
                         Common     Common    Excess of          Development
                          Shares     Stock    Par Value            Stage
Balance, September
30, 1997                22,590,800   22,591    263,551   (295,178)

Loss for the Year          -           -          -       (1,377)

Balance, September
30, 1998                22,590,800    22,591   263,551   (296,555)

Loss for the Year            -          -          -       (1,031)

Balance, September
30, 1999                22,590,800    22,591    263,551    (297,586)




                          NTC HOLDINGS, INC.
                       Statements of Cash Flows


                              For the Year         For the Year
                               Ended                Ended
                              September 30,        September 30,
                                      1999                  1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                    $ (1,031)  $  (1,377)
   Depreciation                              319         642
   Increase (Decrease)
     in Accounts Payable/Interest Payable    737        758
   Increase (Decrease) in Taxes Payable(25)  (23)
                                              -            -

CASH FLOWS FROM
  INVESTING ACTIVITIES                         -          -
                                               -           -
CASH FLOWS FROM
  FINANCING ACTIVITIES                         -           -
                                               -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                         -           -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                  -           -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                          $   -       $    -

CASH PAID DURING THE PERIOD FOR:
   Interest                                  $   -      $     -
   Income Taxes (Including
      Interest & Penalties                 $    325   $     348




                          NTC HOLDINGS, INC.
                  Notes to the Financial Statements
                          September 30, 1999

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

NOTE 2 -INCOME TAXES

     The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended September 30, 1999 and was applied retroactively.

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences at September 30, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards of approximately $290,000 at September 30, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 1999 have been offset by valuation reserves of the same amount.

     The Company has available approximately $290,000 in net operating loss carryforwards that will begin to expire in the year 2003. The Company has accrued $300 per year minimum state income taxes.

NOTE 3 - COMPUTER EQUIPMENT

     Capital assets are recorded at cost and are depreciated over the estimated useful lives of the assets. The Company's computer equipment is being depreciated over a ten (10) year life using the straight line method.


                          NTC HOLDINGS, INC.
                  Notes to the Financial Statements
                          September 30, 1999

NOTE 4 -  NOTES PAYABLE

     In 1997, DHM Enterprises advanced $5,127 in funds for company operations. The board of directors approved a convertible debenture instrument for the accounts payable to 5,000,000 shares of common stock. The debenture is due on July 14, 2000 and has an interest rate of 8%. The conversion feature is at the option of the bond holder.

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

NOTE 6 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has no cash or other material assets, nor does it have an established source of revenues sufficient to cover any anticipated operating costs to allow it to continue as a going concern. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.








We hereby consent to the use of our audit report of NTC Holdings, Inc. dated January 20, 2000 for the year ended September 30, 1999 in the Form 10KSB Annual Report for the year 1999.

s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT
February  1, 2000