Form 10QSB
period 1999-12-31
NTC HOLDINGS INC
filed 2000-02-22
CIK 759153

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 1999

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


            4505 South Wasatch Blvd, Salt Lake City Utah 84124
             Former Address, if changed since last report

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1999 and the results of its operations and changes in its financial position from September 30, 1999 through December 31, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          NTC HOLDINGS, INC.
                            Balance Sheet


                                ASSETS

                                        December 31,     September 30,
                                            1999            1999
                                         (unaudited)

     TOTAL ASSETS             $               -            $      -


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts Payable - Related Party    $       $       5,108
     Taxes Payable                              300        300
     Interest Payable                         1,012        909
     Notes Payable                            5,127      5,127

     Total Current Liabilities               11,547      11,444


STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock 26,000,001 shares
        authorized at $.001 par value;
        22,590,800 shares issued and outstanding   2,591   22,591
     Capital in Excess of Par Value              263,551   263,551
     Deficit Accumulated During Development Stage (297,689) (297,586)

     Total Stockholders' Equity (Deficit)        (11,547)     (11,444)

 TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                               $       $          -




                          NTC HOLDINGS, INC.
                       Statements of Operations
                             (unaudited)


                                        For the Three        For the Three
                                        Months Ended         Months Ended
                                         December 31,        December 31,
                                               1999                  1998


REVENUE                                  $     -             $    -

EXPENSES

     Depreciation                               -           160
     Interest                                 103           103

            Total Expenses                   103         263

NET INCOME (LOSS) - Before Taxes      $      (103)       $ (263)

     Taxes                                     -         -

INCOME (LOSS)                          $     (103)   $       (263)

Loss Per Common Share                  $        -     $      -

Average Outstanding Shares              22,590,800      22,590,800


                          NTC HOLDINGS, INC.
                       Statements of Cash Flows
                             (unaudited)


                                     For the Three            For the Three
                                     Months Ended             Months Ended
                                     December 31,               December 31,
                                         1999                     1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                     $    (103)  $  (263)
   Depreciation                               -          160
   Extinguishment of Debt                     -        -
   Increase (Decrease)
     in Accounts Payable/Interest Payable                 103      103
   Increase in Taxes Payable                   -       -
   Expenses Paid by Stock                      -        -
                                              -           -

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Purchase of Assets                         -              -
                                              -               -
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock for Debt               -             -
     Issuance of Note Payable                      -             -
                                                   -             -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        -        -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                   -               -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                       $       -           $     -

CASH PAID DURING THE PERIOD FOR:
   Interest                              $   -       $ -
   Income Taxes (Including
      Penalties & Interest)              $   -       $   325


                          NTC HOLDINGS, INC.
                  Notes to the Financial Statements
                          December 31, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended December 31, 1999 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant has approximately $(11,547) as operating capital at December 31, 1999. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

  Results of Operation. Due to the lack of operations during the quarter ended December 31, 1999, the registrant had net loss of $(103).

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


Dated February 8, 2000
                                              NTC Holdings, Inc.

                                                /s/ Dean Becker