Form 10QSB
period 2000-03-31
NTC HOLDINGS INC
filed 2000-06-05
CIK 759153

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 2000

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


                           Yes X    No


                            22,590,800
                     (Number of shares of common
                       stock the registrant had
                    outstanding as of May 4, 2000)


                                PART 1

ITEM 1 - FINANCIAL STATEMENTS


     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from September 30, 1999 through March 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

To the Stockholders
of NTC Holdings, Inc.


We have reviewed the accompanying balance sheet of NTC Holdings, Inc. as of March 31, 2000 and the related statements of income and retained earnings, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the owners of NTC Holdings, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying balance sheet as of September 30, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated January 20, 2000.

The accompanying statement of operations and cash flows for the three month and six month period ended March 31, 1999 and the three months ended December 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them.


May 4, 2000
Salt Lake City, Utah

                          NTC HOLDINGS, INC.
                            Balance Sheet


                                ASSETS

                                              March 31,      September 30,
                                               2000             1999
                                          (Reviewed)          (Audited)

     TOTAL ASSETS             $               -              $      -


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable            $          5,108            $      5,108
     Taxes Payable                            300                     300
     Interest Payable                       1,115                     909
     Notes Payable                          5,127                   5,127

     Total Current Liabilities             11,650                    11,444


STOCKHOLDERS' EQUITY

     Common Stock 26,000,001 shares
        authorized at $.001 par value;
        22,590,800 shares issued and outstanding   22,591         22,591
     Capital in Excess of Par Value               263,551        263,551
     Retained Deficit                            (297,792)      (297,586)

     Total Stockholders' Equity                  (11,650)         (11,444)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  -                -




                          NTC HOLDINGS, INC.
                       Statements of Operations



                         For the Three For the Three For the Six For the Six Months Ended Months Ended Months Ended Months Ended
                         March 31,     March 31,     March 31,     March 31,
                         2000          1999          2000           1999
                        (Reviewed)    (Unaudited)   (Unaudited)    (Unaudited)
REVENUE                        $  -       $  -     $-         $-

EXPENSES

     Depreciation                  -          159         -    319
     Dues and Fees                 -          -           -          -
     Interest                      103         103        206      206

            Total Expenses         103        262            206           525

NET INCOME
      (LOSS) - Before Taxes     $(103)     $  (262)      $  ( 206 $(525)

     Taxes                                     -                    -
                        -                     -

INCOME (LOSS)                   (103)        (262)      (206)       (525)

Loss Per Common
    Share                      $              -               $            -
                            $              -      $              -

Average Outstanding
      Shares                22,590,800     22,590,800  22,590,800   22,590,800


                            NTC HOLDINGS, INC.
                    Statements of Stockholders' Equity
                              March 31, 2000


                                                 Capital in
                             Common     Common    Excess of       Accumulated
                             Shares     Stock     Par Value         Deficit

Balance, September 30, 1998
    (Audited)              22,590,800   22,591         263,551   (296,555)

Loss for the Year            -             -             -         (1,031)

Balance, September 30, 1999
    (Audited)             22,590,800    22,591         263,551     (297,586)

Loss, March 31, 2000         -             -              -           (206)

Balance, March 31, 2000
    (Unaudited)           22,590,800     22,591        263,551      (297,792)



                            NTC HOLDINGS, INC.
                         Statements of Cash Flows
                                (unaudited)

                                                   For the Six   For the Six
                                                   Months Ended  Months Ended
                                                   March 31,      March 31,
                                                   2000           1999
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                     $    (206)  $   (525)
   Depreciation                               -           319
   Increase (Decrease)
     in Accounts Payable/Interest Payable      206          531
   Increase in Taxes Payable                  -          (325)
                                              -           -

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Purchase of Assets                           -         -
                                                -         -
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock for Debt            -         -
            Issuance of Note Payable            -         -
                                                -          -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        -          -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                 -          -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD          $                 -         $   -

CASH PAID DURING THE PERIOD FOR:
   Interest                              $   -         $  -
   Income Taxes (Including
       Interest & Penalties)             $  -          $-




                          NTC HOLDINGS, INC.
                  Notes to the Financial Statements
                            March 31, 2000

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

NOTE 3 - NOTES PAYABLE

     In 1997, DHM Enterprises advanced $5,127 in funds for company operations. The board of directors approved a convertible debenture instrument for the accounts payable to 5,000,000 shares of common stock. The debenture is due on July 14, 2000 and has an interest rate of 8%. The conversion feature is at the option of the bond holder.



                          NTC HOLDINGS, INC.
                  Notes to the Financial Statements
                            March 31, 2000

NOTE 4 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $(11,650) as operating capital at March 31, 2000, compared to $(10,938) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended March 31, 2000, the registrant had net loss of $(103), compared to net loss of $(262) for the same period last year. The registrant had net loss of
 (206) for the six months ended March 31, 2000, compared to net loss of $(525) for the same period last year.

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


Dated May 4, 2000
                                                NTC Holdings, Inc.

                                                /s/ Dean Becker