Form 10QSB
period 2000-06-30
NTC HOLDINGS INC
filed 2000-07-27
CIK 759153

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 2000

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


                           Yes X    No


                            22,590,800
                     (Number of shares of common
                       stock the registrant had
                   outstanding as of July 13, 2000)


                                PART 1

ITEM 1 - FINANCIAL STATEMENTS


     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and changes in its financial position from September 30, 1999 through June 30, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                          NTC HOLDINGS, INC.
                            Balance Sheet


                                ASSETS

                                           June 30,    September 30,
                                             2000         1999
                                                       (Audited)

     TOTAL ASSETS           $               -              $       -


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable           $          5,108            $      5,108
     Taxes Payable                           300                     300
     Interest Payable                      1,218                     909
     Notes Payable                         5,127                   5,127

     Total Current Liabilities
                                          11,753                    11,444


STOCKHOLDERS' EQUITY

     Common Stock 26,000,001 shares
        authorized at $.001 par value;
        22,590,800 shares issued and
         outstanding                       22,591                22,591
     Capital in Excess of Par Value
                                           263,551               263,551
     Retained Deficit                     (297,895)             (297,586)

     Total Stockholders' Equity            (11,753)               (11,444)

   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                           $              -         $        -




                          NTC HOLDINGS, INC.
                       Statements of Operations



                     For the Three  For the Three   For the Nine For the Nine
                     Months Ended   Months Ended    Months Ended Months Ended
                     June 30,        June 30,       June 30,      June 30,
                       2000            1999           2000         1999
                    (Unaudited)     (Unaudited)   (Unaudited)    (Unaudited)
REVENUE               $  -             $  -              $-         $-

EXPENSES

     Depreciation        -                -               -        319
     Dues and Fees       -                -                -         -
     Interest           103              103              309      309

Total Expenses          103              103              309      628

NET INCOME
(LOSS) - Before
  Taxes               $(103)     $       (103)         $  ( 309    $(628)

     Taxes              -                 -                 -       -

INCOME (LOSS)      $    (103)    $       (103)         $   (309) $   (628)

Loss Per Common
    Share           $    -        $        -            $     -  $     -

Average
Outstanding
Shares             22,590,800        22,590,800    22,590,800    22,590,800


                            NTC HOLDINGS, INC.
                    Statements of Stockholders' Equity
                               June 30, 2000


                                                 Capital in
                             Common     Common    Excess of         Accumulated
                             Shares     Stock     Par Value         Deficit

Balance, September 30, 1998
    (Audited)             22,590,800    22,591      263,551   (296,555)

Loss for the Year             -            -           -       (1,031)

Balance, September 30, 1999
    (Audited)             22,590,800     22,591     263,551    (297,586)

Loss, June 30, 2000           -              -          -         (309)

Balance, June 30, 2000
    (Unaudited)           22,590,800     $    22,591 $ 263,551  (297,895)



                            NTC HOLDINGS, INC.
                         Statements of Cash Flows
                                (unaudited)

                                              For the Nine      For the Nine
                                              Months Ended      Months Ended
                                               June 30,         June 30,
                                                2000             1999
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                              $    (309)  $   (628)
   Depreciation                                          -         319
   Increase (Decrease)
     in Accounts Payable/Interest Payable               309        309
   Increase in Taxes Payable                             -           -
                                                         -           -

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Purchase of Assets                                     -          -
                                                          -          -
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock for Debt                       -         -
            Issuance of Note Payable                       -         -
                                                           -         -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     -         -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                                -       -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                        $                 -          -

CASH PAID DURING THE PERIOD FOR:
   Interest                                              $   -         $  -
   Income Taxes (Including
       Interest & Penalties)                              $  -          $-



                          NTC HOLDINGS, INC.
                  Notes to the Financial Statements
                            June 30, 2000

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

NOTE 2 -INCOME TAXES

     The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended September 30, 1999 which was applied retroactively.

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

NOTE 3 - NOTES PAYABLE

     In 1997, DHM Enterprises advanced $5,127 in funds for company operations. The board of directors approved a convertible debenture instrument for the accounts payable to 5,000,000 shares of common stock. The debenture is due on July 14, 2001 and has an interest rate of 8%. The conversion feature is at the option of the bond holder.


                          NTC HOLDINGS, INC.
                  Notes to the Financial Statements
                            June 30, 2000

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $(11,753) as operating capital at June 30, 2000, compared to $(11,041) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 2000, the registrant had net loss of $(103), compared to net loss of $(103) for the same period last year. The registrant had net loss of $(309) for the nine months ended June 30, 2000, compared to net loss of $(628) for the same period last year.

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


Dated July 13, 2000
                                                NTC Holdings, Inc.

                                                /s/ Dean Becker