Form 10KSB
period 2000-09-30
NTC HOLDINGS INC
filed 2000-12-28
CIK 759153

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended SEPTEMBER 30, 2000

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

       10200 WEST 444TH AVENUE, SUITE 400, WHEAT RIDGE, CO 80033
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (303) 422-8127

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

Revenue for the year ended September 30, 2000:   $ 0.

As of December 21, 2000 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 21, 2000 the number of shares outstanding of the Registrant's Common Stock was 22,590,800.





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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 2000, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 2000 there appeared to be little or no trading in the stock of the Company. As of December 21, 2000, the Company had approximately 164 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no revenue during the year ended September 30, 2000. Total stockholders' equity was $(12,656), as compared to $(11,444) at September 30, 1999. The Company has no operating capital for future operations.

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

RESULTS OF OPERATIONS

          The Company reported a net loss of $(1,212) for the year ended September 30, 2000, compared to a loss of $(1,031) for the previous year.
The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of September 30, 2000.

          Statements of Operations for the years ended September 30, 2000 and September 30, 1999.

          Statement of Stockholders' Equity for the period from October 1, 1998 to September 30, 2000.

          Statement of Cash Flows for the years ended September 30, 2000 and September 30, 1999.

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

DIRECTORS AND EXECUTIVE OFFICERS
                           Age          Director
     Name                (2000)          Since         Position with the
Company
Dean Becker                 46           1997           President, CEO
and Director
324 South 400 West
Suite B
Salt Lake City UT 84101

Dean H. Becker, age 46 Practiced law in Sale Lake City, Utah since 1979. He graduated from Brigham Young University in 1976 with a Bachelors of Arts in English with University Scholar designation. He then attended law school at the J. Reuben Clark School of Law at Brigham Young University where he served as associate editor on the law review staff.

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



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Amount and Nature
      Name and Address          Of Beneficial   Percent of
      of Beneficial Owner          Ownership      Class

Dean Becker                        500,000        2.2%
6975 South Union Park Center
Suite 600
Salt Lake City UT 84047

Officers and Directors
    As a Group (one)           500,000            2.2%

Robert Kroft                 2,700,000          11.95%
1392 West Shelbrooke
South Jordan UT 84095

CLTC, LLC                    9,750,000          43.15%
6975 South Union Park Center
Suite 600
Salt Lake City UT 84047

Exchange Place Partners, LLC          3,000,000           13.28%
6975 South Union Park Center
Suite 600
Salt Lake City UT 84047

Andrew Chessman            1,664,000(1)          7.37%
6975 South Union Park Center
Suite 600
Salt Lake City UT 84047

(1) Ownership of 824,000 through Fountain Head Partners, Inc.

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

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits
     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch, Bierwolf & Chisholm
     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended September 30, 2000.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   NTC Holdings, Inc.

                   By: Dean Becker

                   /s/ Dean Becker

Dated: December 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Dean Becker             President and Director
                            (Principal Executive and
                             Financial Officer)             December 21, 2000






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheet - September 30, 2000.

       Statements of Operations - For the years ended September 30, 2000 and September 30, 1999.

       Statement of Stockholders' Equity - For the period from October 1, 1997 to September 30, 2000.

       Statement of Cash Flows - For the years ended September 30, 2000 and September 30, 1999.

       Notes to Financial Statements









                     INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
NTC Holdings, Inc.
Salt Lake City, Utah

     We have audited the accompanying balance sheet of NTC Holdings, Inc.(a New York corporation) as of September 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years 2000 and 1999 then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTC Holdings, Inc. at September 30, 2000, and the results of its operations and cash flows for the years 2000 and 1999 then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has minimal assets and no operations and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the
Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Salt Lake City, UT
November 21, 2000


                          NTC HOLDINGS, INC.
                            Balance Sheet


                                ASSETS

                                                September 30,
                                                      2000


     TOTAL ASSETS                    $               -


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts Payable                      $     5,108
     Taxes Payable (Note 2)
1,100
     Interest Payable (Note 3)                   1,321
     Notes Payable (Note 3)
5,127

     Total Current Liabilities
12,656


STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock 26,000,001 shares
        authorized at $.001 par value;
        22,590,800 shares issued and outstanding         22,591
     Capital in Excess of Par Value                      263,551
     Retained Deficit                                   (298,798  )

     Total Stockholders' Equity (Deficit)                (12,656
)

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $    -



                          NTC HOLDINGS, INC.
                       Statements of Operations


                                        For the Year         For the Year
                                        Ended                Ended
                                         September 30,       September 30,
                                               2000                  1999


REVENUE                                 $   -      $   -

EXPENSES

     Depreciation                            -           319
     Interest                               412          412

            Total Expenses                  412          731

NET INCOME (LOSS) - Before Taxes          $(412)   $    (731)

     Taxes (Note 1)                        800           300

INCOME (LOSS)              $            (1,212)  $     (1,031)

Loss Per Common Share (Note 1)             -     $        -

Average Outstanding Shares           22,590,800     22,590,800


                          NTC HOLDINGS, INC.
                  Statements of Stockholders' Equity
          From September 30, 1997 through September 30, 2000
                                                                  Deficit
                                                                 Accumulated
                                            Capital in          During
                        Common     Common    Excess of          Development
                        Shares     Stock    Par Value           Stage

Balance, September 30, 1998          22,590,800            22,591
263,551   (296,555)

Loss for the Year          -          -          -        (1,031)

Balance,
September 30, 1999    22,590,800      22,591      263,551      (297,586)

Loss for the Year          -           -          -            (1,212)

Balance, September
 30, 2000           22,590,800       22,591       263,551     (298,798)


                          NTC HOLDINGS, INC.
                       Statements of Cash Flows


                                       For the Year             For the Year
                                        Ended                       Ended
                                      September 30,              September 30,
                                         2000                     1999

CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                     $  (1,212)             $ (1,031)
   Depreciation                               -                      319
   Increase (Decrease)
     in Accounts Payable/Interest Payable    1,212                   737
   Increase (Decrease) in Taxes Payable        -                     (25)
                                               -                      -

CASH FLOWS FROM
  INVESTING ACTIVITIES                         -                      -
                                               -                      -
CASH FLOWS FROM
  FINANCING ACTIVITIES                         -                      -
                                               -                      -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                         -                       -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                  -                       -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                       $     -     $                 -

CASH PAID DURING THE PERIOD FOR:
   Interest                              $    -      $                 -
   Income Taxes (Including
      Interest & Penalties               $    -      $               325



                          NTC HOLDINGS, INC.
                  Notes to the Financial Statements
                          September 30, 2000

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences  at September 30, 2000 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

     The Company has cumulative net operating loss carryforwards of approximately $290,000 at September 30, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2000 have been offset by valuation reserves of the same amount.

     The Company has available approximately $290,000 in net operating loss carryforwards that will begin to expire in the year 2003. The Company has accrued $800 per year minimum state income taxes.


NOTE 3 -  NOTES PAYABLE

     In 1997, DHM Enterprises advanced $5,127 in funds for company operations. The board of directors approved a convertible debenture instrument for the accounts payable to 5,000,000 shares of common stock. The debenture is due on July 14, 2001 and has an interest rate of 8%. The conversion feature is at the option of the bond holder.




                          NTC HOLDINGS, INC.
                  Notes to the Financial Statements
                          September 30, 2000


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

NOTE 5 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets andliquidation of liabilities in the normal course of business. Currently, the Company has no cash or other material assets, nor does it have an established source of revenues sufficient to cover any anticipated operating costs to allow it to continue as a going concern. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.











We hereby consent to the use of our audit report of NTC Holdings, Inc. dated November 21, 2000 for the year ended September 30, 2000 in the Form 10KSB Annual Report for the year 2000.




s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT
November 21, 2000