Form 10QSB
period 2000-12-31
NTC HOLDINGS INC
filed 2001-02-20
CIK 759153

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 2000

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


                            Yes X   No


                            22,590,800
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of January 30, 2001)

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations and changes in its financial position from September 30, 2000 through December 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          NTC HOLDINGS, INC.
                            Balance Sheet


                                ASSETS


                                           December 31,  September 30,
                                              2000        1999
                                           (unaudited)


  TOTAL ASSETS                             $  -        $  -


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts Payable                         $  10,159   $    -
  Accounts Payable - Related Party             5,108       5,108
  Taxes Payable                                1,100       1,100
  Interest Payable                             1,424       1,321
  Notes Payable                                5,127       5,127

  Total Current Liabilities                   22,918      12,656


STOCKHOLDERS' EQUITY (DEFICIT)

  Common Stock 26,000,001 shares
     authorized at $.001 par value;
     22,590,800 shares issued
         and outstanding                      22,591         22,591
  Capital in Excess of Par Value             263,551        263,551
  Deficit Accumulated During Development
                               Stage       (309,060)    (298,798)

  Total Stockholders' Equity (Deficit)       (22,918)    (12,656)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $    -              $-


                          NTC HOLDINGS, INC.
                       Statements of Operations
                             (unaudited)

                                     For the Three    For the Three
                                     Months Ended     Months Ended
                                     December 31,     December 31,
                                         2000        1999

REVENUE                                    $    -      $    -

EXPENSES

  Administrative                              10,159        -
  Interest                                       103         103

     Total Expenses                           10,262         103

NET INCOME (LOSS) - Before Taxes           $ (10,262)  $    (103)

  Taxes                                         -           -

INCOME (LOSS)                              $ (10,262)  $    (103)

Loss Per Common Share                      $    -     $     -

Average Outstanding Shares                 22,590,800  22,590,800



                          NTC HOLDINGS, INC.
                       Statements of Cash Flows
                             (unaudited)

                                     For the Three    For the Three
                                     Months Ended     Months Ended
                                     December 31,     December 31,
                                         2000      1999
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                       $ (10,262)  $    (103)
   Depreciation                                 -           -
   Extinguishment of Debt                       -           -
   Increase (Decrease)
     in Accounts Payable/Interest Payable     10,262         103
   Increase in Taxes Payable                    -           -
   Expenses Paid by Stock                       -           -
                                                -           -

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Purchase of Assets                           -           -

CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock for Debt            -           -
   Issuance of Note Payable                     -           -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          -           -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                   -           -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                         $    -      $   -

CASH PAID DURING THE PERIOD FOR:
   Interest                                $    -      $    -
   Income Taxes (Including
      Penalties & Interest)                $     325   $    -


                          NTC HOLDINGS, INC.
                  Notes to the Financial Statements
                          December 31, 2000

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     Management has elected to omit all of the disclosures for the interim financial statements ended December 31, 2000 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $(22,918) as operating capital at December 31, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended December 31, 2000, the registrant had net loss of $(10,262).

     Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The
Company is also in the process of bringing all of its periodic reports current for filing withthe Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

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


Dated: January 23, 2001         NTC Holdings, Inc.

                                /s/ Dean Becker