Form 10QSB
period 2001-03-31
NTC HOLDINGS INC
filed 2001-05-16
CIK 759153

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended                                             March 31, 2001

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
outstanding as of May 14, 2001)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and changes in its financial position from September 30, 2000 through March 31, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

NTC Holdings, Inc.
Balance Sheets

ASSETS

                                                                                                                   March 31,        September 30,
                                                                                                                       2001                       2000
                                                                                                                                                  (Audited)

TOTAL ASSETS                                                                                          $  0                     $ 0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                                                                         $ 10,528               $  10,159
Accounts Payable - Related Party                                                                     5,108                     5,108
Taxes Payable                                                                                                   1,100                     1,100
Interest Payable                                                                                                 1,527                     1,424
Notes Payable                                                                                                   5,127                     5,127

Total Current Liabilities                                                                                     23,390                 22,918

STOCKHOLDERS' EQUITY

Common Stock 26,000,001 shares
authorized at $.001 par value;
22,590,800 shares issued and outstanding                                                      22,591                    22,591
Capital in Excess of Par Value                                                                      263,551                  263,551
Retained Deficit                                                                                            (309,532)               (309,060)

Total Stockholders' Equity                                                                             (23,390)                 (22,918)

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY                                                            $    0                       $  0

NTC Holdings, Inc.
Statements of Operations

                                                              For the Three       For the Three     For the Six       For the Six
                                                             Months Ended     Months Ended    Months Ended   Months Ended
                                                                 March 31,             March31          March 31         March 31                                                              2001                     2000                   2001               2000

REVENUE                                                $       0                    $  0                    $         0          $ 0

EXPENSES

General & Administrative                               369                        0                        10,528            0
Interest                                                           103                     103                            206        206

Total Expenses                                              472                      103                      10,734         206

NET INCOME
(LOSS) - Before Taxes                                (472)                   (103)                   (10,734)       (206)

Taxes                                                                  0                          0                              0             0

INCOME (LOSS)                                       (472)                     (103)                   (10,734)      (206)

Loss Per Common
Share                                                          $      0                     $     0                   $         0       $    0

Average Outstanding Shares                22,590,800            22,590,800               22,590,800  22,590,800

NTC Holdings, Inc.
Statements of Cash Flows
(unaudited)

                                                                                                                For the Six             For the Six
                                                                                                              Months Ended       Months Ended
                                                                                                                March 31,               March 31,
                                                                                                                    2001                       2000

CASH FLOWS FROM
OPERATING ACTIVITIES
Net Income (Loss)                                                                                 $ (10,734)                 $ (206)
Depreciation                                                                                                         0                           0
Increase (Decrease)
in Accounts Payable/Interest Payable                                                           10,734                      206
Increase in Taxes Payable                                                                           __________________0_
                                                                                                                               0                       0

CASH FLOWS FROM
INVESTING ACTIVITIES                                                                                     0                       0

CASH FLOWS FROM
FINANCING ACTIVITIES                                                                                     0                       0

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                                                  0                        0

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF PERIOD                                                                         0                        0

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                                                     $           0               $     0

CASH PAID DURING THE PERIOD FOR:
Interest                                                                                                             $            0               $     0
Income Taxes (Including
Interest & Penalties)                                                                                          $        325               $      0

NTC Holdings, Inc.
Notes to the Financial Statements
March 31, 2001

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

NOTE 2 -INCOME TAXES

The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended September 30, 2000 and was applied retroactively.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 200 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $298,000 at September 30, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2000 have been offset by valuation reserves of the same amount.

The Company has available approximately $298,000 in net operating loss carryforwards that will begin to expire in the year 2003.

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
March 31, 2001

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION        AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(23,390) as operating capital at March 31, 2001, compared to $(11,650) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended March 31, 2001, the registrant had net loss of $(472), compared to net loss of $(103) for the same period last year. The registrant had net loss of $(10,734) for the six months ended March 31, 2001, compared to net loss of $(206) for the same period last year.

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

Dated May 10, 2001

NTC Holdings, Inc.

/s/ Dean Becker