Form 10QSB
period 2001-06-30
NTC HOLDINGS INC
filed 2001-08-15
CIK 759153

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

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

24,590,800
(Number of shares of common
stock the registrant had
outstanding as of August 1, 2001)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and changes in its financial position from September 30, 2000 through June 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

NTC Holdings, Inc.
Balance Sheets

ASSETS

                                                                                     June 30,                            September 30,
                                                                                       2001                                          2000
                                                                                                                                  (Audited)

TOTAL ASSETS                                                           $ -                                          $ -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                                            $ 10,944                                $ 10,159

Accounts Payable - Related Party                                         5,108                                     5,108

Taxes Payable                                                                         300                                      1,100

Interest Payable                                                                    1,630                                      1,424

Notes Payable                                                                       5,127                                        5,127

Total Current Liabilities                                                         23,109                                       22,918

STOCKHOLDERS' EQUITY

Common Stock 26,000,001 shares
authorized at $.001 par value;
24,590,800 shares issued and outstanding                             24,591                                        22,591
Capital in Excess of Par Value                                             263,551                                      263,551
Retained Deficit                                                                 (311,251)                                    (309,060)

Total Stockholders' Equity                                                   (23,109)                                      (22,918)

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY                                  $ -                                               $ -

NTC Holdings, Inc.
Statements of Operations

                                                             For the Three          For the Three       For the Nine        For the Nine
                                                            Months Ended         Months Ended      Months Ended   Months Ended
                                                                June 30,                  June 30,                 June 30,              June 30,
                                                                  2001                        2000                      2001                  2000

REVENUE                                             $ -                           $ -                        $ -                      $ -

EXPENSES

General & Administrative                          816                            -                          11,344                 -

Interest                                                      103                           103                          309               309

Total Expenses                                          919                            103                     11,653              309

INCOME (LOSS) - Before Taxes             (919)                        (103)                   (11,653)           (309)

Taxes                                                          800                               -                          800                -

NET (LOSS)                                          (1,719)                          (103)                   (12,453)         (309)

Net Loss Per Common Share                  $ -                                 $ -                      $ -                   $ -

Average Outstanding Shares                      22,401,486                   22,590,800          22,996,143  2,590,800

NTC Holdings, Inc.
Statements of Cash Flows
(unaudited)

                                                                                          For the Nine                         For the Nine
                                                                                          Months Ended                      Months Ended
                                                                                          June 30,                                 June 30,
                                                                                            2001                                      2000

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)                                                           $ (12,453)                                  $ (309)

Depreciation                                                                               -                                               -

Increase (Decrease)
in Accounts Payable/Interest Payable                                10,453 309                                   (2,000)

CASH FLOWS FROM
INVESTING ACTIVITIES                                                       -                                                -

CASH FLOWS FROM
FINANCING ACTIVITIES

Proceeds from Sale of Stock                                                 2,000                       -                   2,000

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                -                                                      -

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF PERIOD                                      -                                                      -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                           $ -                                                   $ -

CASH PAID DURING THE PERIOD FOR:

Interest                                                                                   $ -                                                  $ -

Income Taxes (Including
Interest & Penalties)                                                                $ 1,125                                           $ -

NTC Holdings, Inc.
Notes to the Financial Statements
June 30, 2001

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
June 30, 2001

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

NOTE 5 - COMMON STOCK

During the quarter, the Company issued 2,000,000 shares of common stock for cash at $0.001 per share.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the period ended June 30, 2001, the Company issued 600,000 shares of common stock for cash at $0.001 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(23,109) as operating capital at June 30, 2001, compared to $(23,390) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended June 30, 2001, the registrant had net loss of $(1,719), compared to net loss of $(472) for the same period last year. The registrant had net loss of $(12,453) for the nine months ended June 30, 2001, compared to net loss of $(103) for the same period last year.

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

Dated August 13, 2001
NTC Holdings, Inc.

/s/ Dean Becker