Form 10KSB
period 2001-09-30
NTC HOLDINGS INC
filed 2002-01-15
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

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

4766 South Holladay Boulevard, Holladay, Utah 84117

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 308-0011

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Revenue for the year ended September 30, 2001: $ 0.

As of January 14, 2002 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of January 14, 2002 the number of shares outstanding of the Registrant's Common Stock was 25,190,800.

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None - not applicable

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY ANDRELATED STOCKHOLDER MATTERS

Because this report is being prepared in 2002, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended September 30, 2001 there appeared to be little or no trading in the stock of the Company. As of January 14, 2002, the Company had approximately 167 shareholders of record.

The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

Financial Condition

The Company had no revenue during the year ended September 30, 2001. Total stockholders' equity was $(24,163), as compared to $(12,656) at September 30, 2000. The Company has no operating capital for future operations.

Liquidity and Capital Resources

The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operations

The Company reported a net loss of $(19,507) for the year ended September 30, 2001, compared to a loss of $(1,212) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

Independent Auditors' Report

Balance Sheets as of September 30, 2001.

Statements of Operations for the years ended September 30, 2001 and September 30, 2000.

Statement of Stockholders' Equity for the period from October 1, 1998 to September 30, 2001.

Statement of Cash Flows for the years ended September 30, 2001 and September 30, 2000.

Notes to Financial Statements.

2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
NTC Holdings, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of NTC Holdings, Inc.(a New York corporation) as of September 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year 2001 then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit. The financial statements of NTC Holdings, Inc., as of September 30, 2000, were audited by other auditors whose report dated November 21, 2001, expressed an unqualified opinion on those statements, therefore we offer no opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTC Holdings, Inc. at September 30, 2001, and the results of its operations and cash flows for the year ended September 30, 2001 then ended in conformity with generally accepted accounting principles.

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

/S/ Bierwolf, Nilson & Associates
Salt Lake City, UT
January 14, 2002

NTC Holdings, Inc.
Balance Sheet

ASSETS

                                                                                              September 30,
                                                                                                    2001

CURRENT ASSETS

Cash                                                                                            $ 450

TOTAL ASSETS                                                                       $ 450

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable                                                                     17,453

Taxes Payable (Note 2)                                                               300

Interest Payable (Note 3)                                                          1,733

Notes Payable (Note 3)                                                           5,127

Total Current Liabilities                                                         24,613

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock 26,000,001 shares
authorized at $.001 par value;
25,190,800 shares issued and outstanding                                  25,191
Capital in Excess of Par Value                                                  268,951
Retained Deficit                                                                      (318,305)

Total Stockholders' Equity (Deficit)                                          (24,163)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                                 $ 450

NTC Holdings, Inc.

Statements of Operations

                                                                                                    For the Year Ended
                                                                                               September 30, September 30,
                                                                                                   2001                    2000

REVENUE                                                                                $ -                        $ -

EXPENSES

General & Administrative                                                              18,295                  -

Interest                                                                                             412               412

Total Expenses                                                                              18,707            412

NET INCOME (LOSS) - Before Taxes                                       (18,707)         (412)

Taxes (Note 1)                                                                                    800            800

INCOME (LOSS)                                                                       $ (19,507)   $ (1,212)

Loss Per Common Share (Note 1)                                                      -                    -

Weighted Average Outstanding Shares                                         23,208,335      22,590,800

NTC Holdings, Inc.
Statements of Stockholders' Equity
From September 30, 1998 through September 30, 2001

                                                                                                                              Capital In
                                                                Common Common Excess of Retained
                                                                   Shares     Stock        Par Value Deficit

Balance, September 30, 1998                      22,590,800  $ 22,591  $ 263,551     $ (296,555)

Loss for the Year Ended
September 30, 1999                                                                                                     (1,031)

Balance, September 30, 1999                     22,590,800     22,591     263,551           (297,586)

Loss for the Year Ended
September 30, 2000                                                                                                       (1,212)

Balance, September 30, 2000                    22,590,800      22,591        263,551         (298,798)

Shares Issued for Cash at
$.001 Per Share                                           2,000,000        2,000              -                        -

Shares Issued for Cash at
$.01 Per Share                                               600,000            600             5,400                   -

Loss for the Year Ended
September 30, 2001                                                                                                          (19,507)

Balance, September 30, 2001                     25,190,800        $ 25,191          $ 268,951    $ (318,305)

NTC Holdings, Inc.
Statements of Cash Flows

                                                                                                          For the Year Ended
                                                                                                    September 30, September 30,
                                                                                                         2001                    2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                                         $ (19,507)               $ (1,212)

Increase (Decrease) in Accounts Payable/Interest Payable                  12,757                     1,212

Increase (Decrease) in Taxes Payable                                                  (800)                            -

Net Cash Provided by Operating Activities                                       (7,550)                           -

CASH FLOWS FROM INVESTING ACTIVITIES                             -                               -

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Common Stock for Cash                                                8,000                          -

Net Cash Used by Financial Activities                                               8,000                         -

INCREASE IN CASH AND CASH
EQUIVALENTS                                                                                 450                        -

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF PERIOD                                                       -                         -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                                      $ 450                     $ -

CASH PAID DURING THE PERIOD FOR:

Interest                                                                                               $ -                       $ -

Income Taxes (Including Interest & Penalties)                                          800                     -

NTC Holdings, Inc.
Notes to the Financial Statements
September 30, 2001

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

The Company has cumulative net operating loss carryforwards of approximately $318,000 at September 30, 2001. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2001 have been offset by valuation reserves of the same amount.

The Company has available approximately $318,000 in net operating loss carryforwards that will begin to expire in the year 2003. The Company has accrued $800 per year minimum state income taxes.

NOTE 3 - NOTES PAYABLE

In 1997, DHM Enterprises advanced $5,127 in funds for company operations. The board of directors approved a convertible debenture instrument for the accounts payable to 5,000,000 shares of common stock. The debenture is due on March 31, 2002 and has an interest rate of 8%. The conversion feature is at the option of the bond holder.

NTC Holdings, Inc.
Notes to the Financial Statements
September 30, 2001

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

NOTE 6 - COMMON SHARES

During the third and fourth quarters in the 2001 year, the Company issued shares for cash to provide operating capital. The Company issued 2,000,000 shares of common stock at $.001 per share for $2,000 and an additional 600,000 shares of common stock at $.01 per share for $6,000 in cash.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                                        Age                         Director
 Name                             (2001)                Since Position with the Company

Dean Becker                      47                     1997 President, CEO and Director
4766 South Holladay Boulevard
Holladay, Utah 84117

Dean H. Becker, age 47 Practiced law in Sale Lake City, Utah since 1979. He graduated from Brigham Young University in 1976 with a Bachelors of Arts in English with University Scholar designation. He then attended law school at the J. Reuben Clark School of Law at Brigham Young University where he served as associate editor on the law review staff.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                    Name of
 Name and Address                                    Beneficial                      Percent of
 Of Beneficial                                                Owner                      Ownership Class

Dean Becker                                                 500,000                            2.0%
4766 South Holladay Boulevard
Holladay, Utah 84117

Officers and Directors
As a Group (one)                                           500,000                           2.0%

Robert Kropf                                                2,700,000                      10.72%
1392 West Shelbrooke
South Jordan UT 84095

CLTC, LLC                                                 9,750,000                        38.7%
4766 South Holladay Boulevard
Holladay, Utah 84117

Exchange Place Partners, LLC                    3,000,000                           11.91%
4766 South Holladay Boulevard
Holladay, Utah 84117

Andrew Chessman                                     1,664,000(1)                        6.61%
4766 South Holladay Boulevard
Holladay, Utah 84117

A-Business Funding Corp                            . 2,000,000                         7.94%
4766 South Holladay Boulevard
Holladay, Utah 84117

(1) Ownership of 824,000 through Fountain Head Partners, Inc.

Item 12. Certain Relationships and Related Transactions

Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

Item 13. Exhibits, and Reports on Form 8-K

(a) Exhibits

None

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTC Holdings, Inc.

By: Dean Becker

/s/ Dean Becker

Dated: January 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                           DATE

/s/ Dean Becker                         President and Director
(Principal Executive and
Financial Officer)                                                                            January 14, 2002