Form 10QSB
period 2001-12-31
NTC HOLDINGS INC
filed 2002-02-15
CIK 759153

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2001

Commission File Number 2-94704-NY

NTC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEW YORK                                                    11-2647209
(State or other jurisdiction of                         ( IRS Employer
incorporation or organization)                               Identification No.)

4766 South Holladay Blvd., Holladay Utah 84117
(Address of principal executive offices)

Registrant's telephone number including area code (801) 308-0011

6975 South Union Pak Center #600 Salt Lake City, Utah 84047
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

25,190,800
(Number of shares of common
stock the registrant had
outstanding as of February 13, 2002)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2001 and the results of its operations and changes in its financial position from September 30, 2001 through December 31, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

NTC Holdings, Inc.
Balance Sheets

ASSETS

                                                                                December 31,                     September 30,
                                                                                     2001                                       2001

                                                                                  (Audited)

CURRENT ASSETS

Cash                                                                         $ 61                                         $ 450

TOTAL ASSETS                                                     $ 61                                         $ 450

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                   $ 3,813                                    $ 3,813

Taxes payable                                                           1,600                                          300

Interest payable                                                         1,836                                       1,733

Notes payable                                                         18,767                                     18,767

Total Current Liabilities                                           26,016                                     24,613

STOCKHOLDERS' EQUITY

Common stock 26,000,001 shares
authorized at $.001 par value;
25,190,800 shares issued and outstanding              25,191                                       25,191
Capital in excess of par value                                268,951                                    268,951
Retained deficit                                                   (320,097)                                   (318,305)

Total Stockholders' Equity                                      (25,955)                                  (24,163)

TOTAL LIABILITIES
 AND STOCKHOLDERS' EQUITY                          $ 61                                        $ 450

NTC Holdings, Inc.
Statements of Operations

                                                                              For the Three                        For the Three
                                                                              Months Ended                      Months Ended
                                                                             December 31,                       December 31,
                                                                                 2001                                              2000

REVENUE                                                               $ -                                            $ -

EXPENSES

General & administrative                                              389                                          10,159

Interest                                                                        103                                                103

Total Expenses                                                             492                                         10,262

INCOME (LOSS) - Before Taxes                              (492)                                      (10,262)

Taxes                                                                          1,300                                          -

NET (LOSS)                                                        $ (1,792)                                     $ (10,262)

Net loss per common share                                    $   -                                             $ -

Average outstanding shares                                    25,190,800                                 22,590,800

NTC Holdings, Inc.
Statements of Cash Flows
(unaudited)

                                                                                    For the Three                      For the Three
                                                                                   Months Ended                       Months Ended
                                                                                   December 31,                        December 31,
                                                                                        2001                                        2000

Cash used by operating activities

Net income (Loss)                                                           $ (1,792)                              $ (10,262)

Increase (Decrease)
in accounts payable                                                              1,300                                      10,159

in interest payable                                                                   103                                            103

Net cash provided by operating activities                                (389)                                            -

Cash flows from investing activities                                            -                                                 -

Net cash provided by investing activities                                    -                                                 -

Cash flows from financing activities                                            -                                                   -

Net cash provided by financing activities                                    -                                                    -

Increase in cash and cash equivalents                                      (389)                                              -

Cash and cash equivalents at
beginning of the period                                                          450                                                   -

Cash and cash equivalents at
 end of the period                                                                 $ 61                                              $ -

Supplement cash disclosure

Interest                                                                                 $ -                                              $ -

Taxes (Including penalties & interest)                                      389                                               -

NTC Holdings, Inc.
Notes to the Financial Statements
December 31, 2001

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The financial statements for the three months ended December 31, 2001 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2001. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 audited financial statements. The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(25,955) as operating capital at December 31, 2001, compared to $(22,918) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended December 31, 2001, the registrant had net loss of $(1,792), compared to net loss of $(10,262) for the same period last year.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated February 13, 2002 NTC Holdings, Inc.

/s/ Dean Becker