Form 10KSB/A
NTC HOLDINGS INC
filed 2002-03-21
CIK 759153

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

Registrant's telephone number, including area code: (801) 273-9300

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

As of March 1, 2002 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of March 1, 2002 the number of shares outstanding of the Registrant's Common Stock was 25,000,000.

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

The board of directors feel that the Company does not meet the criteria of a development stage company (as defined in SFAS 7 "Accounting and Reporting by Development Stage Enterprises") primarily because it is not currently producing or marketing a product or service. However, the Company is currently seeking a business opportunity to merge with or acquire, but to date has not located any such business opportunities.

In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. Though there appears to be a large number of companies seeking to merge with an existing public company, the management has not yet identified a business to complete such a transaction with and the Company has not entered into any binding agreements for an acquisition or merger. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently operates from the office of the Company's President and pays no rent or expenses.

ITEM 3. LEGAL PROCEEDINGS

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is not currently trading in any public markets. As of January 14, 2002, the Company had approximately 167 shareholders of record.

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

Liquidity and Capital Resources

The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. During the next twelve months, the Company will need to raise approximately Twenty-Five Thousand dollars ($25,000) in additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable. Historically, the Company has been successful in either raising operational capital or extending the present loans, or a combination of both. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

The Company has approached DHM Enterprises, LLC for an extension on the note that is due March 31, 2002. DHM Enterprises, LLC has agreed that if the funds have not been obtained to pay this note in full upon the due date of March 31, 2002, DHM Enterprises will extend the due date of the note to September 30, 2002.

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

/Letterhead/

INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
NTC Holdings, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of NTC Holdings, Inc.(a New York corporation) as of September 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year 2001 then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of NTC Holdings, Inc., as of September 30, 2000, were audited by other auditors whose report dated November 21, 2001, expressed an unqualified opinion on those statements, therefore we offer no opinion on those financial statements.

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

/S/ Bierwolf, Nilson & Associates
Salt Lake City, UT
January 14, 2002

NTC Holdings, Inc.

Balance Sheet

ASSETS

                                                                                            September 30,
                                                                                                    2001

CURRENT ASSETS

Cash                                                                                         $ 450

TOTAL ASSETS                                                                      $ 450

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable                                                                 3,813
Taxes Payable (Note 2)                                                           300
Interest Payable (Note 3)                                                      1,733
Notes Payable (Note 3)                                                      18,767

Total Current Liabilities                                                      24,613

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock Series A Cumulative
1 share authorized at $.001 par value;
none issued or outstanding                                                        -
Preferred Stock Series B Redeemable
1,000,000 shares authorized at $.001
par value; none issued or outstanding                                        -
Common Stock 25,000,000 shares
authorized at $.001 par value;
25,000,000 shares issued and outstanding                         25,000
Capital in Excess of Par Value                                         269,142

Retained Deficit                                                            (318,305)

Total Stockholders' Equity (Deficit)                                (24,163)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                     $ 450

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

NTC Holdings, Inc.
Statements of Stockholders' Equity
From September 30, 1998 through September 30, 2001

                                                                                                                   Capital In
                                                                                           Common Common Excess of Retained
                                                                                           Shares        Stock     Par     Value Deficit

Balance, September 30, 1998                                          22,590,800 $ 22,591 $ 263,551 $ (296,555)

Loss for the Year Ended
September 30, 1999                                                                                                                   (1,031)

Balance, September 30, 1999                                          22,590,800   22,591 263,551 (297,586)

Loss for the Year Ended  September 30, 2000                                                                          (1,212)

Balance, September 30, 2000                                            22,590,800 22,591 263,551 (298,798)

Shares Issued for Cash at
$.0011 Per Share                                                              1,809,200 1,809 191 -

Shares Issued for Cash at
$.01 Per Share                                                                   600,000 600 5,400 -

Loss for the Year Ended
September 30, 2001                                                                                                               (19,507)

Balance, September 30, 2001                                        25,000,000 $ 25,000 $ 269,142 $ (318,305)

NTC Holdings, Inc.
Statements of Cash Flows

                                                                                                             For the Year Ended
                                                                                                      September 30, September 30,
                                                                                                             2001                2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                                         $ (19,507)            $ (1,212)

Increase (Decrease) in Accounts Payable/Interest Payable                      (883)                 1,212

Increase (Decrease) in Taxes Payable                                                   (800)                        -

Net Cash Provided by Operating Activities                                        (21,190)                        -

CASH FLOWS FROM INVESTING ACTIVITIES                                -                          -

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Note Payable for Services                                               13,640                      -

Issuance of Common Stock for Cash                                                  8,000                     -

Net Cash Used by Financial Activities                                                21,640                     -

INCREASE IN CASH AND CASH EQUIVALENTS                         450                     -

CASH AND CASH EQUIVALENTS AT
THE BEGINNING OF PERIOD                                                            -                         -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                                       $ 450                   $ -

CASH PAID DURING THE PERIOD FOR:

Interest                                                                                               $ -                      $ -

Income Taxes (Including Interest & Penalties)                                     800                        -

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

NOTE 3 - NOTES PAYABLE

In 1997, DHM Enterprises advanced $5,127 in funds for company operations. The board of directors approved a convertible debenture instrument for the accounts payable to 5,000,000 shares of common stock. The debenture is due on March 31, 2002 and has an interest rate of 8%. The conversion feature is at the option of the bond holder. At September 30, 2001, accrued interest totals $1,733.

The Company issued a convertible note payable in place of an outstanding accounts payable in the amount of $13,640. The note is convertible to the Company's common shares at par value per share, provided, however, such conversion may be made in amounts that do not result in the creation of new affiliate status or in the issuance of control to one person, or a group of persons who are affiliates or each other. The note carries an interest rate of 10% per annum and is due on demand. Since the note was issued on September 30, 2001 there was no interest accrued.

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

NOTE 6 - COMMON SHARES

During the third and fourth quarters in the 2001 year, the Company issued shares for cash to provide operating capital. The Company issued 1,809,200 shares of common stock at approximately $.0011 per share for $2,000 and an additional 600,000 shares of common stock at $.01 per share for $6,000 in cash.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 23, 2001, the client-auditor relationship between NTC Holdings, Inc. ("the Company") and Crouch, Bierwolf & Associates ("Crouch") ceased as Crouch was dismissed as the Company's auditor.

To the knowledge of the Company's current board of directors, Crouch's reports of the financial statements of the Company were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past 3 years.

On April 23, 2001, the Company's board of directors approved the engagement of Bierwolf, Nilson & Associates as its independent accountants for the fiscal year ended September 30, 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of
                                       Name and Address Beneficial                Percent of
Of Beneficial Owner                 Ownership                                     Class

Dean Becker                            500,000                                        2.0%
4766 South Holladay Boulevard
Holladay, Utah 84117

Officers and Directors
As a Group (one)                     500,000                                        2.0%

Robert Kropf                          2,700,000                                     10.72%
1392 West Shelbrooke
South Jordan UT 84095

CLTC, LLC                         9,750,000                                         38.7%
4766 South Holladay Boulevard
Holladay, Utah 84117

Exchange Place Partners, LLC    3,000,000                                  11.91%
4766 South Holladay Boulevard
Holladay, Utah 84117

Andrew Chessman                      1,664,000(1)                              6.61%
4766 South Holladay Boulevard
Holladay, Utah 84117

A-Business Funding Corp.             1,809,200                                 7.24%
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

Dated: March 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Dean Becker President and Director
(Principal Executive and
Financial Officer) March 1, 2002