Form 10-K/A
period 2001-09-30
NTC HOLDINGS INC
filed 2002-04-01
CIK 759153

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

/s/: Dean Becker

/s/ Dean Becker

Dated: March 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Dean Becker President and Director
(Principal Executive and
Financial Officer) March 1, 2002