Form 10QSB
period 2002-03-31
NTC HOLDINGS INC
filed 2002-05-21
CIK 759153

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

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

4766 SOUTH HOLLADAY BOULEVARD
HOLLADAY, UTAH 84117
(Address of principal executive offices)

Registrant's telephone number including area code (801) 273-9300

6975 SOUTH UNION PARK CENTER # 600
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

Yes X No

25,000,000
(Number of shares of common stock the registrant had
outstanding as of May 16, 2002)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and changes in its financial position from September 30, 2001 through March 31, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

NTC Holdings, Inc.
Balance Sheet

                                                                        March 31,                          September 30,
                                                                           2002                                      2001
                                                                      (Unaudited)

Assets

Current Assets

Cash                                                                     $ -                                         $ 450

Total Assets                                                          $ -                                          $ 450

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                 $ 6,740                               $ 3,813
axes Payable                                                           2,400                                     300
Interest Payable                                                      1,939                                   1,733
Notes Payable                                                       18,767                                18,767

Total Current Liabilities                                          29,846                                  24,613

Stockholders' Equity

Common Stock 26,000,001 Shares
Authorized at $.001 Par Value;
25,190800 Shares Issued and Outstanding         25,000                                     25,000
Additional Paid In Capital                                  267,142                                 269,142
Deficit Accumulate during the Development Stage (321,988)                          (318,305)

Total Stockholders' Equity                                      (29,846)                           (24,163)

Total Liabilities and Stockholders' Equity                $ -                                     $ 450

NTC Holdings, Inc.
Statements of Operations

                                                    For the Three Months Ended       For the Six Months Ended
                                                         March 31, March 31,               March 31, March 31,
                                                             2002          2001                      2002         2001

Revenue                                                $ -                 $ -                        $ -              $ -

Expenses

General & Administrative                    2,988               369                    3,377           10,528
Interest                                                  103                103                      206               206

Total Expenses                                   3,091                 472                   3,583            10,734

Loss from Operations                        (3,091)               (472)                 (3,583)          (10,734)

Taxes                                                    800                    -                      2,100                -

Net Income (Loss)                            $ (3,891)           $ (472)             $ (5,683)     $ (10,734)

Loss per Common

Share                                                $ -                    $ -                     $ -                  $ -

Weighted Average Outstanding
Shares                                             25,000,000         22,590,800   25,000,000    22,590,800

NTC Holdings, Inc.

Statements of Cash Flows
(Unaudited)

                                                                          For the Three Months Ended
                                                                            March 31,       March 31,
                                                                               2002                  2001

Cash Flows from Operating Activities

Net Income (Loss)                                                $ (5,683)             $ (10,734)

Adjustments to Reconcile Net (Loss) to
Net Cash;
Increase (Decrease) in Accounts Payable                     5,027                        -

Interest Payable                                                           206                  10,734

Net Cash Provided (Used) by Operating Activities       (450)                     -

Cash Flows from Investing Activities                               -                         -

Net Cash Provided (Used) by Investing Activities           -                           -

Cash Flows from Financing Activities                              -                           -

Net Cash Provided (Used) by Financing Activities           -                          -

Increase (Decrease) in Cash                                        (450)                       -

Cash, Beginning of Period                                             450                         -

Cash, End of Period                                                    $ -                          $ -

Supplemental Cash Flow Information Interest               $ -                         $ -

Income Taxes - 325

NTC Holdings, Inc.
Notes to the Financial Statements
March 31, 2002

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended March 31, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2002. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(29,846) as operating capital at March 31, 2002, compared to $(23,390) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended March 31, 2002, the registrant had net loss of $(3,891), compared to net loss of $(472) for the same period last year. The registrant had net loss of $(5,683) for the six months ended March 31, 2002, compared to net loss of $(10,734) for the same period last year.

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

Dated May 20, 2002 NTC Holdings, Inc.

/S/ Dean Becker
Dean Becker