Form 10QSB/A
period 2001-12-31
NTC HOLDINGS INC
filed 2002-06-20
CIK 759153

FORM 10-QSB/A

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

NTC Holdings, Inc.
Balance Sheet

                                                                                December 31,                    September 30,
                                                                                    2001                                        2001
                                                                                  (Unaudited)

ASSETS

Current Assets

Cash                                                                         $ 61                                         $ 450

Total Assets                                                              $ 61                                         $ 450

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable                                                $ 3,813                                          $ 3,813

Taxes Payable                                                       1,600                                                300

Interest Payable                                                     1,836                                              1,733

Notes Payable                                                     18,767                                               18,767

Total Current Liabilities                                         26,016                                             24,613

Stockholders' Equity

Preferred Stock Series A Cumulative
1 Share Authorized at $.001 Par Value;
No Shares Issued and Outstanding                           -                                                 -
Preferred Stock Series B Redeemable
1,000,000 Shares Authorized at $.001
Par Value; None Issued and Outstanding                  -                                                -
Common Stock; 25,000,000 Shares
Authorized at $.001 Par Value;
25,000,000 Shares Issued and Outstanding           25,000                                         25,000
Capital in excess of par value                               269,081                                       268,951
Retained deficit                                                   (320,097)                                    (318,305)

Total Stockholders' Equity                                   (26,016)                                       (24,163)

Total Liabilities
and Stockholders' Equity                                   $ 61                                              $ 450

NTC Holdings, Inc.
Statements of Operations
(Unaudited)

                                                                                                 For the Three Months Ended
                                                                                               December 31,          December 31,
                                                                                                     2001                         2000

Revenue                                                                                    $ -                                  $ -

Expenses

General & Administrative                                                                389                               10,159

Interest                                                                                            103                                   103

Total Expenses                                                                                 492                             10,262

(Loss) from Operations                                                                    (492)                          (10,262)

Taxes                                                                                               1,300                                  -

Net (Loss)                                                                                     $ (1,792)                  $ (10,262)

Net Loss per Common Share                                                      $ -                               $ -

Weighted Average Shares Outstanding                                             25,000,000                22,590,800

NTC Holdings, Inc.
Statements of Cash Flows
(Unaudited)

                                                                                                     For the Three Months Ended
                                                                                                   December 31            December 31,
                                                                                                         2001                         2000

Cash Used by Operating Activities

Net Income (Loss)                                                                       $ (1,792)                      $ (10,262)

Increase (Decrease) in Accounts Payable                                          1,300                            10,159

Increase (Decrease) in Interest Payable                                                 103                               103

Net Cash Provided by Operating Activities                                          (389)                               -

Cash Flows from Investing Activities                                                     -                                      -

Net Cash Provided by Investing Activities                                             -                                      -

Cash Flows from Financing Activities                                                    -                                        -

Net Cash Provided by Financing Activities                                             -                                        -

Increase in Cash and Cash Equivalents                                                (389)                                    -

Cash and Cash Equivalents at
Beginning of the Period                                                                        450                                     -

Cash and Cash Equivalents at
End of the Period                                                                                $ 61                                $ -

Supplement Cash Disclosure

Interest                                                                                                 $ -                               $ -

Taxes                                                                                                     389                               -

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

Dated June 18, 2002 NTC Holdings, Inc.

/s/ Dean Becker