Form 10QSB/A
period 2002-03-31
NTC HOLDINGS INC
filed 2002-06-20
CIK 759153

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

NTC Holdings, Inc.
Balance Sheet

                                                                               March 31,                        September 30,
                                                                                  2002                                      2001
                                                                             (Unaudited)

Assets

Current Assets

Cash                                                                         $ -                                         $ 450

Total Assets                                                              $ -                                         $ 450

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                    $ 6,740                                 $ 3,813

Taxes Payable                                                            2,400                                      300

Interest Payable                                                          1,939                                    1,733

Notes Payable                                                          18,767                                  18,767

Total Current Liabilities                                             29,846                                   24,613

Stockholders' Equity

Preferred Stock Series A Cumulative
1 Share Authorized at $.001 Par Value;
No Shares Issued and Outstanding                                   -                                        -
Preferred Stock Series B Redeemable
1,000,000 Shares Authorized at $.001
Par Value; None Issued and Outstanding                         -                                         -

Common Stock; 25,000,000 Shares
Authorized at $.001 Par Value;
25,000,000 Shares Issued and Outstanding              25,000                                 25,000
Additional Paid In Capital                                        267,142                             269,142
Deficit Accumulate during the Development Stage    (321,988)                         (318,305)

Total Stockholders' Equity                                        (29,846)                          (24,163)

Total Liabilities and Stockholders' Equity               $  -                                      $ 450

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(29,846) as operating capital at March 31, 2001, compared to $(23,390) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended March 31, 2001, the registrant had net loss of $(3,891), compared to net loss of $(472) for the same period last year. The registrant had net loss of $(5,683) for the six months ended March 31, 2001, compared to net loss of $(10,734) for the same period last year.

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
Dean Becker