Form 10QSB
period 2002-06-30
NTC HOLDINGS INC
filed 2002-08-29
CIK 759153

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

Commission File Number 2-94704-NY

MedXLink, Corp.
(Exact name of registrant as specified in its charter)

                                     NEVADA                                                       11-2647209
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

Yes X No

25,000,000
(Number of shares of common stock the registrant had
outstanding as of August 16, 2002)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations and changes in its financial position from September 30, 2001 through June 30, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

MedXLink, Corp
(Formerly NTC Holdings, Inc.)
Balance Sheet

                                                                                            June 30,                 September 30,
                                                                                             2002                            2001
                                                                                        (Unaudited)

Assets

Current Assets

Cash                                                                                    $ 182                            $ 450

Interest Receivable                                                                 148                                 -

Note Receivable                                                                 75,000                                 -

Total Assets                                                                    $ 75,330                           $ 450

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                           $ 4,238                        $ 3,813

Taxes Payable                                                                   2,400                              300

Interest Payable                                                                 3,456                           1,733

Notes Payable                                                                  97,435                        18,767

Total Current Liabilities                                                    107,529                       24,613

Stockholders' Equity

Common Stock 100,000,000 shares
authorized at $.001 par value;
25,000,000 shares issued and outstanding                         25,000                       25,000
Additional Paid In Capital                                                269,142                    269,142
Deficit Accumulate during the Development Stage            (326,341)                (318,305)

Total Stockholders' Equity                                                  (32,199)                 (24,163)

Total Liabilities and Stockholders' Equity                            $ 75,330                    $ 450

MedXLink, Corp.
(Formerly NTC Holdings, Inc.)
Statement of Operations

                                                    For the Three Months Ended              For the Nine Months Ended
                                                             June 30,     June 30,                        June 30,    June 30,
                                                                2002         2001                              2002        2001

Revenue                                                   $ -                 $ -                                  $ -          $ -

Expenses

General & Administrative                              908                 816                                4,360     11,344

Total Expenses                                             908                  816                               4,360      11,344

Loss from Operations                                  (908)                 (816)                           (4,360)   (11,344)

Other Income (Expenses)

Interest Income                                             148                     -                                       148      -

Interest Expense                                        (1,517)                (103)                                  (1,723)   (309)

Total Other Income                                    (1,369)                 (103)                                (1,575)   (309)

(Expenses)

Taxes                                                              -                            -                                  (2,100)    (800)

Net Income (Loss)                                     $ (2,277)          $ (919)                                $ (8,035) $ (12,453)

Loss per Common

Share                                                           $ -                   $ -                                         $ -            $ -

Weighted Average

Outstanding Shares                                      25,000,000   22,401,486                       25,000,000 22,996,143

MedXLink, Corp.
(Formerly NTC Holdings, Inc.)
Statement of Cash Flows
(Unaudited)

                                                                                              For the Nine Months Ended
                                                                                                     June 30,    June 30,
                                                                                                        2002        2001

Cash Flows from Operating Activities

Net Income (Loss)                                                                      $ (8,035) $ (12,453)

Adjustments to Reconcile Net (Loss) to
Net Cash;

(Increase) in Interest Receivable                                                          (148)          -

Increase in Accounts Payable                                                               425   10,144

Increase in Interest Payable                                                                1,723 309

Increase in Taxes Payable                                                                   2,100 -

Net Cash Provided (Used) by
Operating Activities                                                                        (3,935) (2,000)

Cash Flows from Investing Activities

(Increase) in Note Receivable                                                           (75,000) -

Net Cash Provided (Used) by

Investing Activities                                                                             (75,000) -

Cash Flows from Financing Activities

Proceeds from Sale of Stock                                                                    - 2,000

Proceeds from Note Payable                                                               78,668 -

Net Cash Provided (Used) by Financing Activities                            78,668 2,000

Increase (Decrease) in Cash                                                                 (267) -

Cash, Beginning of Period                                                                        450 -

Cash, End of Period                                                                             $ 183 $ -

Supplemental Cash Flow Information

Interest                                                                                               $ - $ -

Income Taxes (Including Penalties & Interest)                                     389 1,125

MedXLink, Corp.
(Formerly NTC Holdings, Inc.)
Notes to the Financial Statements
June 30, 2002

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended June 30, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2002. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(32,199) as operating capital at June 30, 2002, compared to $(23,109) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

During June 2002, the Company received $75,000 in exchange for promissory notes bearing an interest rate of 8% annual percentage rate and due one year from date of issue. The funds received were loaned to eHDL, Inc. in exchange for a promissory note at 8% annual percentage rate and due on demand.

Results of Operation. Due to the lack of operations during the quarter ended June 30, 2002, the registrant had net loss of $(2,277), compared to net loss of $(919) for the same period last year. The registrant had net loss of $(8,035) for the nine months ended June 30, 2002, compared to net loss of $(12,453) for the same period last year.

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

Item 1. Legal Proceedings None

Item 2. Changes in Securities None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders

A special shareholders meeting was held on May 31, 2002. The shareholders authorized the following: 1) a reverse split of up to 100:1 effective immediately; 2) a change in domicile from New York to Nevada was approved; 3) an amendment to the articles of incorporation was approved to effect a change in the authorized common shares from 25 million to 100 million and elimination of Class A and Class B preferred stock; 4) a change in the Company's name to be decided at a future date was the last item approved by the shareholders.

Item 5. Other Information

On July 5, 2002 Articles of Merger were filed with the state of Nevada, merging NTC Holdings, Inc. a New York corporation into Medeport, Inc. a Nevada Corporation for the purpose of changing domicle. On July 12, 2002 the name was changed from Medeport, Inc. to MedXLink, Corp. The shareholders agreed to eliminate the Class A Preferred stock of 1 share ($.001 par value) and the Class B Preferred stock of1,000,000 shares ( $.001 par value). Both classes of stock had no shares issued and outstanding.

Effective July 21, 2002 the Company entered into an agreement to acquire all of the equity of eHDL, Inc.("eHDL"). The transaction is not scheduled to close, however, until and unless eHDL obtains 1) $1 million in funding, 2) converts its existing debt to equity and 3) obtains audited financial statements.

During June 2002, the Company received $75,000 in exchange for promissory notes bearing an interest rate of 8% annual percentage rate and due one year from date of issue. The funds received were loaned to eHDL, Inc. in exchange for a promissory note at 8% and due upon demand.

Item 6. Exhibits and Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated August 26, 2002 MedXLink, Corp.

/S/ Dean Becker
Dean Becker