Form 10KSB
period 2002-09-30
MEDXLINK CORP
filed 2003-01-16
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 2-94704-NY

MedXLink, Corp.
(Formerly NTC Holdings, Inc.)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Revenue for the year ended September 30, 2002: $ 0.

As of January 13, 2003 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of January 13, 2003 the number of shares outstanding of the Registrant's Common Stock was 2,256,594.

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

On July 5, 2002 Articles of Merger were filed with the state of Nevada, merging NTC Holdings, Inc. a New York corporation into Medeport, Inc. a Nevada Corporation for the purpose of changing domicile. On July 12, 2002 the name was changed from Medeport, Inc. to MedXLink Corp. The shareholders agreed to eliminate the Class A Preferred stock of 1 share ($.001 par value) and the Class B Preferred stock of 1,000,000 shares ($.001 par value). Both classes of stock had no shares issued and outstanding.

Effective July 21, 2002 the Company entered into an agreement to acquire all of the equity of eHDL, Inc. ("eHDL"). In anticipation of the transaction the Company sold approximately $195,000 in debentures and loaned the proceeds to eHDL. The transaction was not scheduled to close, however, until and unless eHDL obtained 1) $1 million in funding, 2) converted its existing debt to equity and 3) obtained audited financial statements. Based on the current financial status of eHDL, management does not anticipate it will complete the acquisition of eHDL. Consequently, the Company may have to seek bankruptcy protection to resolve debenture obligations created in anticipation of acquiring eHDL. Only if the debenture obligations are resolved will the Company be able to proceed with finding a business opportunity to merge with or acquire. Additionally, because of numerous representations made by eHDL to the Company to forestall seeking a new business opportunity, and because of the debt owed by eHDL to the Company, management is exploring the need to commence litigation.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently operates from the office of the Company's legal counsel and pays no rent or expenses.

ITEM 3. LEGAL PROCEEDINGS

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

A special shareholders meeting was held on May 31, 2002. The shareholders authorized the following: 1) a reverse split of up to 100:1 effective immediately; 2) a change in domicile from New York to Nevada; 3) an amendment to the articles of incorporation effecting a change in the authorized common shares from 25 million to 100 million and eliminate the Class A and Class B preferred stock; 4) a change in the Company's name to be decided at a future date. All items were approved by the shareholders and the Company effected a reverse split of 100 to 1.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is not currently trading in any public markets. The symbol for the Company is MXLK and trades on the OTC Bulletin Board. As of January 13, 2003, the Company had approximately 167 shareholders of record.

The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total stockholders' deficit for the year ending September 30, 2002 was $(110,854), as compared to $(24,163) at September 30, 2001. The Company has no operating capital for future operations.

Liquidity and Capital Resources

The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. During the next twelve months, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable. Historically, the Company has been successful in either raising operational capital or extending the present loans, or a combination of both. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

During the fourth fiscal quarter the Company entered into an agreement to acquire all of the equity of eHDL, Inc. Closing of the acquisition would not take place, if at all, until certain events have occurred. In anticipation of completing the acquisition, the Company sold $195,000 in convertible debentures at an interest rate of 8% a.p.r. and due one year from date of issue to eHDL investors. The Company loaned all of the debenture proceeds to eHDL in an 8% a.p.r. promissory note due on demand and eHDL has agreed to indemnify the Company from any financial responsibility of the debentures. It is unclear at this time whether the Company will have to repay the debentures or honor a conversions due to the lack of eHDL's ability to perform on its guarantee. In planning for its short term capital needs, the Company assumes that it will not have to repay the debentures. Should that change, the Company may have to seek bankruptcy protection.

The Company has approached DHM Enterprises, LLC for an extension on the note that is due March 31, 2002. DHM Enterprises, LLC has agreed to extend the due date of the note to September 30, 2003.

Results of Operations

The Company reported a net loss of $(88,691) for the year ended September 30, 2002, compared to a loss of $(19,507) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Independent Auditors' Report

Balance Sheets as of September 30, 2002.

Statements of Operations for the years ended September 30, 2002 and September 30, 2001.

Statement of Stockholders' Equity for the period from October 1, 2000 to September 30, 2002.

Statement of Cash Flows for the years ended September 30, 2002 and September 30, 2001.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

MedXLink, Corp.

Financial Statements
September 30, 2002 and 2001

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
MedXLink, Corp.

We have audited the accompanying balance sheet of MedXLink, Corp., (a Nevada corporation) as of September 30, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedXLink, Corp. at September 30, 2002 and 2001, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has minimal assets and no operations and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
January 13, 2003

MedXLink, Corp
Balance Sheet

Assets

                                                                               September 30,               September 30,
                                                                                       2002                           2001

Current Assets

Cash                                                                              $ 63                              $ 450

Interest Receivable                                                        3,391                                    -

Note Receivable (Note 5)                                          195,000                                   -

Total Assets                                                            $ 198,454                             $ 450

Liabilities and Stockholders' Equity

Current Liabilities

Accounts Payable                                                       79,627                             3,813

Taxes Payable (Note 3)                                              2,400                                 300

Interest Payable (Note 4)                                             7,271                             1,733

Notes Payable (Note 4)                                            220,010                           18,767

Total Current Liabilities                                              309,308                           24,613

Stockholders' Equity (Deficit)

Common Stock; 100,000,000 Shares Authorized;
at $.001 Par Value; 2,256,594 and 250,000 Shares
Issued and Outstanding, Respectively                            2,257                              250
Capital in Excess of Par Value                                    293,885                      293,892
Retained Deficit                                                        (406,996)                    (318,305)

Total Stockholders' Equity (Deficit)                             (110,854)                    (24,163)

Total Liabilities and Stockholders' Equity (Deficit)      $ 198,454                       $ 450

MedXLink, Corp.

Statement of Operations
For the Years Ended

                                                                                    September 30,            September 30,
                                                                                          2002                            2001

Revenue                                                                            $ -                                $ -

Expenses

General & Administrative                                                     85,744                        18,295

Total Expenses                                                                    85,744                         18,295

Net Income (Loss) from Operations                                    (85,744)                     (18,295)

Other Income (Expenses)

Interest Income                                                                      3,391                             -

Interest Expense                                                                    (5,538)                          (412)

Total Expenses                                                                      (2,147)                           (412)

Income (Loss) - Before Taxes                                               (87,891)                     (18,707)

Taxes (Note 3)                                                                            800                            800

Net Income (Loss)                                                              $ (88,691)                $ (19,507)

Net (Loss) Per Common Share                                           $ (.35)                      $ (.08)

Weighted Average Outstanding Shares                                    251,445                  232,083

MedXLink, Corp.
Statement of Stockholders' Equity
From October 1, 2000 through September 30, 2002

                                                                                                            Capital In
                                                                               Common Stock Excess of Retained
                                                                                Shares Amount Par Value Deficit

Balance, October 1, 2000                                       225,908 $ 226 $ 285,916 $ (298,798)

Shares Issued for Cash at $.0011 Per Share                                       18,092 18 1,982

Shares Issued for Cash at $.01 Per Share                                               6,000 6 5,994

Loss for the Year Ended September 30, 2001                                                 (19,507)

Balance, September 30, 2001                                       250,000 250 293,892 (318,305)

Rounding Due to 1 to 100 Reverse Stock Split                                             6,594 7 (7)

Shares Issued for Relief of Debt at $.001 Per Share                               2,000,000 2,000

Loss for the Year Ended September 30, 2002                                                      (88,691)

Balance, September 30, 2002                           2,256,594 $ 2,257 $ 293,885 $ (406,996)

MedXLink, Corp.
Statement of Cash Flow

                                                                                            For the Years Ended
                                                                                       September 30, September 30,
                                                                                                 2002              2001

Cash Flows from Operating Activities

Net (Loss)                                                                           $ (88,691)       $ (19,507)

Changes in Operating Assets & Liabilities;
Stock Issued for Relief of Payable                                              2,000               -

(Increase) in Interest Receivable                                                (3,391)              -

Increase (Decrease) in Accounts Payable/Interest Payable         81,352            (883)

Increase (Decrease) in Taxes Payable                                         2,100             (800)

Net Cash Provided (Used) by Operating Activities                    (6,630)         (21,190)

Cash Flows from Investing Activities

Payment for Note Receivable                                                (195,000)                -

Net Cash Provided (Used) by Investing Activities                  (195,000)                -

Cash Flows from Financing Activities

Proceeds from Notes Payable                                                 201,243                -

Issuance of Note Payable for Services                                         -                  13,640

Issuance of Common Stock for Cash                                           -                    8,000

Net Cash Provided (Used) by Financial Activities                    201,243           21,640

Increase (Decrease) in Cash                                                        (387)               450

Cash, Beginning of Period                                                             450                 -

Cash, End of Period                                                                    $ 63              $ 450

Supplemental Disclosure

Interest                                                                                       $ -                  $ -

Income Taxes (Including Interest & Penalties)                                -                   800

MedXLink, Corp.

Notes to the Financial Statements
September 30, 2002

NOTE 1 - Corporate History

The Company was organized in May 1983 in the State of New York under the name of "National Thoroughbred Corporation." Subsequently, the name was changed to "NTC Holdings, Inc." Although originally formed to engage in purchasing, breeding and selling Thoroughbred horses, the company's management anticipates merging with an as yet unidentified on-going business in the future.

On July 5, 2002, Articles of Merger were filed with the state of Nevada, merging NTC Holdings, Inc., (a New York corporation) into Medeport, Inc., (a Nevada Corporation) for the purpose of changing domicile. On July 12, 2002, the name was changed from Medeport, Inc., to MedXLink, Corp. The shareholders agreed to eliminate the Class A Preferred Stock of one share ($.001 par value) and the Class B Preferred Stock of 1,000,000 shares ($.001 par value). Both classes of stock had no shares issued or outstanding.

Effective July 21, 2002, the Company entered into an agreement to acquire all of the equity of eHDL, Inc., ("eHDL"). The transaction is not scheduled to close, however, until and unless eHDL obtains the following; one million dollars in funding, converts its existing debt to equity and obtains audited financial statements.

NOTE 2 - Significant Accounting Policies

A. The Company uses the accrual method of accounting.

B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.

C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.

E. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

MedXLink, Corp.

Notes to the Financial Statements
September 30, 2002

NOTE 3 - Income Taxes

The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended September 30, 1999 and was applied retroactively.

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $332,000 at September 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2002 have been offset by valuation reserves of the same amount.

The Company has available approximately $332,000 in net operating loss carryforwards that will begin to expire in the year 2003. The Company has accrued $800 per year minimum state income taxes while it was a New York Corporation.

NOTE 4 - Notes Payable

During the year, the Company issued numerous promissory notes in relation to the pending acquisition of eHDL, Inc. and to other unrelated parties for operating capital. The total balance of the notes is $220,010. The notes bear interest between the rates of 8% and 10% per annum, some of which are secured by the Company's common stock. Several of the notes are due on demand while others shall be due and payable within the next fiscal year. At September 30, 2002, the total accrued interest totaled $7,271.

MedXLink, Corp.

Notes to the Financial Statements
September 30, 2002

NOTE 4 - Notes Payable - continued

September September

The Company has the following notes payable obligations:                 2002                    2001

Convertible note payable to investor is due on
September 30, 2003 plus accrued interest at a rate of 8% per
annum, secured by common stock of the Company.                           $ 5,127            $ 5,127

Convertible notes payable to investor are due on demand
plus accrued interest at a rate of 10% per annum.                                 19,883                  -

Convertible notes payable to investors due within one year
plus accrued interest at a rate of 8% per annum.                                    195,000              -

Totals                                                                                                $ 220,010           $ 5,127

Less Current Maturities                                                                      (220,010)            (5,127)

Total Long-Term Notes Payable                                                        $ -                      $ -

Following are maturities of long-term debt for each of the next five years:

                                                                  Year Amount

                              2003                            $ 220,010

                             2004                                    -

                             2005                                    -

                             2006                                    -

Thereafter                                                          -

Total                                                          $ 220,010

NOTE 5 - Note Receivable

The Company loaned eHDL, Inc., $195,000 in conjunction with the anticipated merger. The note bears an interest rate of 8% per annum and is due on demand. As of September 30, 2002, the total accrued interest is $3,788.

                                                                                      September         September
The Company has the following note receivable:                  2002                2001

Note Receivable to eHDL, Inc., due on demand
bearing interest at 8% per annum.                                     $ 195,000            $ -

Totals                                                                                 195,000              -

Less Current Maturities                                                     (195,000)             -

Total Long-Term Note Receivable                                    $ -                       $ -

MedXLink, Corp.

Notes to the Financial Statements
September 30, 2002

NOTE 6 - Stockholders' Equity

The Company's Articles of Incorporation were amended on July 12, 2002 to effect a 1:100 reverse common stock split and eliminate the Class A and Class B Preferred stock, thereby decreasing the total authorized shares from 101,000,000 to 100,000,000 maintaining a par value of $.001. There were no issued or outstanding shares of either class of preferred stock. This change effecting the common stock and additional paid in capital values has been retroactively applied to all prior years.

Additional shares have been issued during the year due to rounding of the reverse stock split. Any shareholder with fewer than 100 shares was not effected by the split.

On September 30, 2002 Dean Becker, the Company's president, was issued 2,000,000 shares in exchange for a $2,000 payment of legal fees in behalf of the Company.

NOTE 7 - Net Earnings (Loss) Per Share

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the year ended September 30, 2002.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

Common shares outstanding during the entire period Weighted-average shares paid for, but not issued during the period. 251,445 Weighted-average number of common shares used in basic EPS dilutive effect of options 251,445  Weighted-average number of common shares and dilutive potential common shares used in diluted EPS 251,445

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended September 30, 2002.

NOTE 8 - Related Party Transactions

On September 30, 2002 Dean Becker, the Company's president, was issued 2,000,000 shares in exchange for a $2,000 payment of legal fees in behalf of the Company.

MedXLink, Corp.

Notes to the Financial Statements
September 30, 2002

NOTE 9 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements. However, the Company is undertaking the following approach to meet its liquidity requirements.

(a) Seek additional equity funding through private placements to raise sufficient funds to continue operations and fund its ongoing development, merger and acquisition activities.

(b) The Company will seek to continue converting certain outstanding loans and payables into common stock in order to reduce future cash obligations;

(c) Management is identifying prospective acquisition targets with sufficient cash flow to fund operations, as well as potentially generating operating cash flow that may sustain corporate administrative expenses;

The Company's future capital requirements will depend on its ability to successfully implement these initiatives.

NOTE 10 - Subsequent Events

Effective July 21, 2002 the Company entered into an agreement to acquire all of the equity of eHDL, Inc. ("eHDL"). In anticipation of the transaction the Company sold approximately $195,000 in debentures and loaned the proceeds to eHDL. The transaction is not scheduled to close, however, until and unless eHDL obtains 1) $1 million in funding, 2) converts its existing debt to equity and 3) obtains audited financial statements. Based on the current financial status of eHDL, management does not anticipate it will complete the acquisition of eHDL. Consequently, the Company may have to seek bankruptcy protection to resolve debenture obligations created in anticipation of acquiring eHDL. Only if the debenture obligations are resolved will the Company be able to proceed with finding a business opportunity to merge with or acquire.

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

On April 23, 2001, the Company's boardf directors approved the engagement of Bierwolf, Nilson & Associates as its independent accountants for the fiscal year ended September 30, 2001.

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

Compensation of Non-Employee Directors

There is currently no compensation paid to non-employment directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address Of Beneficial Owner	Beneficial Ownership	Percent of Class
Dean Becker 4766 South Holladay Boulevard Holladay, Utah 84117	2,005,000	89.0%
Officers and Directors As a Group (one)	2,005,000	89.0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fourth quarter Dean Becker, the Company's president, was issued 2,000,000 in exchange for payment of $2,000 in the Company's accounts payable.

During the reported year the Registrant did not enter into any other transactions with management which are to be reported under this Item.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits follow the signature page of this report.

99.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Annual Report on Form 10KSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedXLink, Corp.

By: Dean Becker
/s/ Dean Becker

Dated: January 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                                       DATE

/s/ Dean Becker                          President and Director
                                                  (Principal Executive and
                                                    Financial Officer)                      January 14 , 2003

SECTION 302 CERTIFICATION

I, Dean Becker, certify that:

1. I have reviewed this annual report on Form 10-KSB of MedXLink, Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14 , 2003 /s/
Dean Becker
Chief Executive Officer And Principle Accounting Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MedXLink, Corp., on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 14, 2003
Dean Becker, Chief Executive Officer
And Principle Accounting Officer