Form 10QSB
period 2002-12-31
MEDXLINK CORP
filed 2003-02-18
CIK 759153

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2002

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

4685 So. Highland Drive, Suite 202A
Salt Lake City, Utah 84117
(Address of principal executive offices)

Registrant's telephone number including area code (801) 424-3555

4766 South Holladay Blvd.; Holladay, UT 84117
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

2,256,594
(Number of shares of common stock the registrant had
outstanding as of January 22, 2003)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2002 and the results of its operations and changes in its financial position from September 30, 2002 through December 31, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

MedXLink, Corp
Balance Sheet
(Unaudited)

	December 31, 2002	September 30, 2002
Assets
Current Assets
Cash	$ 63	$ 63
Interest Receivable	7,289	3,391
Note Receivable	195,000	195,000
Total Assets	$ 202,352	$ 198,454

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 6,627	$ 79,627
Taxes Payable	3,200	2,400
Interest Payable	11,756	7,271
Notes Payable	293,010	220,010
Total Current Liabilities	314,593	309,308

Stockholders' Equity
Common Stock 100,000,000 shares authorized at $.001 par value; 2,256,594 and 25,000,000 shares respectively issued and outstanding	2,257	2,257
Additional Paid In Capital	293,885	293,885
Retained Deficit	(408,383)	(406,996)

Total Stockholders' Equity	(112,241)	(110,854)
Total Liabilities and Stockholders' Equity	$ 202,352	$ 198,454

MedXLink, Corp.

Statement of Operations
(Unaudited)

	For the Three Months Ended
	December 31, 2002	December 31, 2001
Revenue	$ -	$ -

Expenses
General & Administrative	-	389
Total Expenses	-	389
Loss from Operations	-	(389)
Other Income (Expenses)
Interest Income	3,900	-
Interest Expense	(4,784)	(103)
Total Other Income (Expenses)	(884)	(103)
Taxes	800	1,300
Net Income (Loss)	$ (1,684)	$ (1,792)

Loss per Common Share	$ -	$ -
Weighted Average Outstanding Shares	2,256,594	250,000

MedXLink, Corp.
Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31, 2002	December 31, 2001
Cash Flows from Operating Activities
Net Income (Loss)	$ (1,684)	$ (1,792)
Adjustments to Reconcile Net (Loss) to Net Cash;
(Increase) in Interest Receivable	(3,900)	-
Increase in Interest Payable	4,784	103
Increase in Taxes Payable	800	1,300
Net Cash Provided (Used) by Operating Activities	-	(389)

Cash Flows from Investing Activities
(Increase) in Note Receivable	-	-
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Proceeds from Sale of Stock	-	-
Proceeds from Note Payable	-	-
Net Cash Provided (Used) by Financing Activities	-	-

Increase (Decrease) in Cash	-	(389)
Cash, Beginning of Period	63	450
Cash, End of Period	$ 63	$ 61

Supplemental Cash Flow Information
Interest	$ -	$ -
Income Taxes (Including Penalties & Interest)	-	-

MedXLink, Corp.
Notes to the Financial Statements
December 31, 2002

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended December 31, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2002. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements. The results of operations for the periods ended December 31, 2002 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(112,241) as operating capital at December 31, 2002, compared to $(110,854) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

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

Results of Operation. Due to the lack of operations during the quarter ended December 31, 2002, the registrant had net loss of $1,684 compared to net loss of $1,792 for the same period last year.

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

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Dated: February 14, 2003

MedXLink, Corp.

/S/ Dean Becker
Dean Becker

SECTION 302 CERTIFICATION

I, Dean Becker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MedXLink, Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

s/
Dean Becker
Chief Executive Officer
And Principle Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,AS
 ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MedXLink, Corp, on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C.  1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 10, 2003

Dean Becker,
Chief Executive Officer
And Principle Accounting Officer