Form 10QSB
period 2003-03-31
MEDXLINK CORP
filed 2003-05-15
CIK 759153

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003

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

378 North Main, #124; Layton, UT 84041

(Address of principal executive offices)

Registrant's telephone number including area code (801) 497-9075

N/A
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

2,256,594
(Number of shares of common stock the registrant had
outstanding as of May 8, 2003)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and changes in its financial position from September 30, 2002 through March 31, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

MedXLink, Corp

Balance Sheet

(Unaudited)
	March 31, 2003	September 30, 2002
Assets
Current Assets
Cash	$ 253	$ 63
Interest Receivable	11,189	3,391
Note Receivable	195,000	195,000
Total Assets	$ 206,442	$ 198,454

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 10,507	$ 79,627
Taxes Payable	3,200	2,400
Interest Payable	17,998	7,271
Notes Payable	293,010	220,010
Total Current Liabilities	324,715	309,308

Stockholders' Equity
Common Stock; 100,000,000 Shares Authorized at $.001 Par Value; 2,256,594 Shares Issued and Outstanding	2,257	2,257
Additional Paid in Capital	293,885	293,885
Retained Deficit	(414,415)	(406,996)

Total Stockholders' Equity	(118,273)	(110,854)
Total Liabilities and Stockholders' Equity	$ 206,442	$ 198,454

MedXLink, Corp.

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	3,690	2,988	3,690	3,377
Total Expenses	3,690	2,988	3,690	3,377
Loss from Operations	(3,690)	(2,988)	(3,690)	(3,377)

Other Income (Expenses)
Interest Income	3,900	-	7,800	-
Interest Expense	(6,242)	(103)	(11,026)	(206)
Total Other Income (Expenses)	(2,342)	(103)	(3,226)	(206)
Net Income (Loss) - Before Taxes	(6,032)	(3,091)	(6,916)	(3,583)
Taxes	-	800	800	2,100
Net Income (Loss)	$ (6,032)	$ (3,891)	$ (7,716)	$ (5,683_

Loss per Common Share	$ -	$ -	$ -	$ -
Weighted Average Outstanding Shares	2,256,594	25,000,000	2,256,594	25,000,000

MedXLink, Corp.
Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	March 31, 2003	March 31, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (7,716)	$ (5,683)
Adjustments to Reconcile Net (Loss) to Net Cash;
Increase in Interest Receivable	(7,800)	5,027
Increase in Interest Payable	11,026	206
Increase in Taxes Payable	800	-
Increase in Accounts Payable	(69,120)	-
Net Cash Provided (Used) by Operating Activities	(72,810)	(450)
Cash Flows from Investing Activities
(Increase) in Note Receivable	-	-
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Increase in Notes Payable	73,000	-
Net Cash Provided (Used) by Financing Activities	73,000	-
Increase (Decrease) in Cash	190	(450)
Cash, Beginning of Period	63	450
Cash, End of Period	$ 253	$ -
Supplemental Cash Flow Information
Interest	$ -	$ -
Income Taxes (Including Penalties & Interest)	-	-

MedXLink, Corp.
Notes to the Financial Statements
March 31, 2003

NOTE 1 - Interim Financial Statements

The financial statements for the six months ended March 31, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2003. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(118,273) as operating capital at March 31, 2003, compared to $(29,846) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

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

Results of Operation. Due to the lack of operations during the quarter ended March 31, 2003, the registrant had a net loss of $(6,032) compared to a net loss of $(3,891) for the same period last year.

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

Dated: May 8, 2003 MedXLink, Corp.

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

Date: May 8, 2003 /s/
Dean Becker
Chief Executive Officer And Principle Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MedXLink, Corp, on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 8, 2003

Dean Becker,
Chief Executive Officer
And Principle Accounting Officer