Form 10QSB
period 2003-06-30
MEDXLINK CORP
filed 2003-08-19
CIK 759153

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003

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

Yes X No

2,487,794
(Number of shares of common stock the registrant had
outstanding as of July 31, 2003)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and changes in its financial position from September 30, 2002 through June 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

MedXLink, Corp
Balance Sheet

	June 30, 2003 (Unaudited)	September 30, 2002
Assets
Current Assets
Cash	$ 253	$ 63
Interest Receivable	15,054	3,391
Note Receivable	195,000	195,000
Total Assets	$ 210,307	$ 198,454

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 6,499	$ 79,627
Taxes Payable	3,200	2,400
Interest Payable	24,045	7,271
Notes Payable	295,733	220,010
Total Current Liabilities	329,477	309,308

Stockholders' Equity
Common Stock; 100,000,000 Shares Authorized at $.001 Par Value; 2,471,794 and 2,256,594 Shares Issued and Outstanding Respectively	2,472	2,257
Additional Paid in Capital	296,360	293,885
Accumulated Deficit	(418,002)	(406,996)

Total Stockholders' Equity	(119,170)	(110,854)
Total Liabilities and Stockholders' Equity	$ 210,307	$ 198,454

MedXLink, Corp.

Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	1,405	908	5,095	4,360
Total Expenses	1,405	908	5,095	4,360
Loss from Operations	(1,405)	(908)	(5,095)	(4,360)

Other Income (Expenses)
Interest Income	3,900	148	11,700	148
Interest Expense	(5,785)	(1,517)	(16,811)	(1,723)
Total Other Income (Expenses)	(1,885)	(1,369)	(5,111)	(1,575)
Net Income (Loss) - Before Taxes	(3,290)	(2,277)	(10,206)	(5,935)
Taxes	-		800	2,100
Net Income (Loss)	$ (3,290)	$ (2,277)	$ (11,006)	$ (8,035)_

Loss per Common Share	$ -	$ -	$ -	$ -
Weighted Average Outstanding Shares	2,471,794	25,000,000	2,471,794	25,000,000

MedXLink, Corp.
Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended
	June 30, 2003	June 30, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (11,006)	$ (8,035)
Adjustments to Reconcile Net (Loss) to Net Cash;
Non Cash Transactions	2,690	-
(Increase) Decrease in Interest Receivable	(11,663)	(148)
Increase (Decrease) in Interest Payable	16,774	1,723
Increase (Decrease) in Taxes Payable	800	2,100
Increase (Decrease) in Accounts Payable	(73,128)	425
Net Cash Provided (Used) by Operating Activities	(75,533)	(3,935)
Cash Flows from Investing Activities
(Increase) in Note Receivable	-	75,000
Net Cash Provided (Used) by Investing Activities	-	(75,000)
Cash Flows from Financing Activities
Proceeds from Notes Payable	75,723	78,668
Net Cash Provided (Used) by Financing Activities	75,723	78,668
Increase (Decrease) in Cash	190	(267)
Cash, Beginning of Period	63	450
Cash, End of Period	$ 253	$ 183
Supplemental Cash Flow Information
Interest	$ -	$ -
Income Taxes (Including Penalties & Interest)	-	-

MedXLink, Corp.
Notes to the Financial Statements
June 30, 2003

NOTE 1 - Interim Financial Statements

The financial statements for the nine months ended June 30, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2003. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(119,170) as operating capital at June 30, 2003, compared to $(29,846) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

During the fourth fiscal quarter the Company entered into an agreement to acquire all of the equity of eHDL, Inc. Closing of the acquisition would not take place, if at all, until certain events have occurred. In anticipation of completing the acquisition, the Company sold $195,000 in convertible debentures at an interest rate of 8% a.p.r. and due one year from date of issue to eHDL investors. The Company loaned all of the debenture proceeds to eHDL in an 8% a.p.r. promissory note due on demand and eHDL has agreed to indemnify the Company from any financial responsibility of the debentures. It is unclear at this time whether the Company will have to repay the debentures or honor a conversion due to the lack of eHDL's ability to perform on its guarantee. In planning for its short term capital needs, the Company assumes that it will not have to repay the debentures. Should that change, the Company may have to seek bankruptcy protection.

Results of Operation. Due to the lack of operations during the quarter ended June 30, 2003, the registrant had a net loss of $(3,290) compared to a net loss of $(8,035) for the same period last year. During June 2003, approximately $2,690 of the Company's accounts payable were settled in exchange for 215,200 shares of the Company's common stock. Approximately $2,723 of accounts payable were settled in exchange for convertible notes and are reflected in that portion of the Company's financial statements.

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

Item 1. Legal Proceedings None

Item 2. Changes in Securities None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

Subsequent to the end of the quarter, 16,000 shares of common stock of the Company were issued for legal services performed during July 2003.

Item 6. Exhibits and Reports on Form 8-K

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxlye Act of 2002.

32 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: August 1, 2003 MedXLink, Corp.

/S/ Dean Becker

Dean Becker

Exhibit 31

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d - 15(f) for the registrant and have:

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

Date: August 1, 2003 /s/

Dean Becker

Chief Executive OfficerAnd Principle Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MedXLink, Corp, on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 1, 2003
Dean Becker,
Chief Executive Officer And Principle Accounting Officer