Form 10KSB
period 2003-09-30
MEDXLINK CORP
filed 2004-01-20
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended September 30, 2003

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

Registrant's telephone number, including area code: (801) 497-9075

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Revenue for the year ended September 30, 2003: $ 0.

As of January 12, 2004 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of January 12, 2004 the number of shares outstanding of the Registrant's Common Stock was 2,487,794.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

MedXLink, Corp., ("the Company") was organized in May 1983 in the State of New York under the name "National Thoroughbred Corporation." Subsequently, the name was changed to "NTC Holdings, Inc.". Although originally formed to engage in purchasing, breeding and selling Thoroughbred horses, the company's management anticipates merging with an as yet unidentified on-going business in the future.

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

On July 5, 2002 Articles of Merger were filed with the state of Nevada, merging NTC Holdings, Inc. a New York corporation into Medeport, Inc. a Nevada Corporation for the purpose of changing domicile. On July 12, 2002 the name was changed from Medeport, Inc. to MedXLink Corp. The shareholders agreed to eliminate the Class A Preferred stock of 1 share ($.001 par value) and the Class B Preferred stock of 1,000,000 shares ($.001 par value). Both classes of preferred stock had no shares issued and outstanding.

Effective July 21, 2002 the Company entered into an agreement to acquire all of the equity of eHDL, Inc. ("eHDL"). In anticipation of the transaction the Company sold approximately $195,000 in debentures and loaned the proceeds to eHDL. The transaction was not scheduled to close, however, until and unless eHDL obtained 1) $1 million in funding, 2) converted its existing debt to equity and 3) obtained audited financial statements. Due to eHDL's failure in meeting their requirements to complete the acquisition, the transaction has been abandoned.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently operates from the office of the Company's legal counsel and pays no rent or expenses.

ITEM 3. LEGAL PROCEEDINGS

Effective July 21, 2002 the Company entered into an agreement to acquire all of the equity of eHDL, Inc. ("eHDL"). In anticipation of the transaction the Company sold approximately $195,000 in debentures and loaned the proceeds to eHDL. The transaction was not scheduled to close, however, until and unless eHDL obtained 1) $1 million in funding, 2) converted its existing debt to equity and 3) obtained audited financial statements. Due to eHDL's failure in meeting their requirements to complete the acquisition, the transaction has been abandoned and in June 2003 a Complaint was filed in Florida for breach of contract in the amount of $195,000. Effective July 30, 2003, all of the investors agreed that all funds recorded as payables on the records of the Company will be recorded as investments into eHDL. The related funds payable the investors, the corresponding receivable from eHDL , all interest receivable and payable will be reversed on the books of the Company. Subsequent to year end, the lawsuit has been satisfied and the Company intends to dismiss it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

 PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company is not currently trading in any public markets. The symbol for the Company is MXLK and trades on the OTC Bulletin Board. As of January 7, 2004, the Company had approximately 170 shareholders of record.

The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total stockholders' deficit for the year ending September 30, 2003 was $(122,506), as compared to $(110,854) at September 30, 2002. The Company has no operating capital for future operations.

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

During the fourth fiscal quarter the Company entered into an agreement to acquire all of the equity of eHDL, Inc. Due to eHDL's failure in meeting their requirements to complete the acquisition, the transaction has been abandoned

The Company has approached a creditor for an extension on the note that is due September 30, 2003. The creditor has agreed to extend the due date of the note to September 30, 2004.

Results of Operations

The Company reported a net loss of $(14,542) for the year ended September 30, 2003, compared to a loss of $(88,691) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Independent Auditors' Report

Balance Sheets as of September 30, 2003.

Statements of Operations for the years ended September 30, 2003 and September 30, 2002.

Statement of Stockholders' Equity for the period from October 1, 2000 to September 30, 2003.

Statement of Cash Flows for the years ended September 30, 2003 and September 30, 2002.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

MedXLink, Corp.

Financial Statements
September 30, 2003
and
September 30, 2002

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
MedXLink, Corp.

We have audited the accompanying balance sheets of MedXLink, Corp., (a Nevada corporation) as of September 30, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedXLink, Corp. at September 30, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles, in the United States of America.

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

Bierwolf, Nilson & Associates
Salt Lake City, Utah
January 13, 2004

MedXLink, Corp
Balance Sheet

	September 30, 2003	September 30, 2002
Current Assets
Cash	$ 803	$ 63
Interest Receivable	-	3,391
Note Receivable (Note 5)	-	195,000
Total Assets	$ 803	$ 198,454
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 8,292	$ 79,627
Taxes Payable (Note 3)	3,200	2,400
Interest Payable (Note 4)	11,059	7,271
Notes Payable (Note 4)	100,758	220,010
Total Current Liabilities	123,309	309,308
Stockholders' Equity (Deficit)
Common Stock; 100,000,000 Shares Authorized; at $.001 Par Value; 2,487,794 and 2,256,594 Shares Issued and Outstanding, Respectively	2,488	2,251
Capital in Excess of Par Value	296,544	293,885
Accumulated Deficit	(421,538)	(406,996)
Total Stockholders' Equity (Deficit)	(122,506)	(110,854)
Total Liabilities & Stockholders' Equity	$ 803	$ 198,454

MedXLink, Corp.

Statement of Operations
For the Years Ended

	September 30, 2003	September 30, 2002
Revenue	$ -	$ -
Expenses
General & Administrative	7,436	85,744
Total Expenses	7,436	85,744
Net Income (Loss) from Operations	(7,436)	(85,744)
Other Income (Expenses)
Interest Income	-	3,391
Interest Expense	(7,106)	(5,538)
Total Expenses	(7,106)	(2,147)
Income (Loss) - Before Taxes	(14,542)	(87,891)
Taxes (Note 3)	-	-
Net Income (Loss)	$ (14,542)	$ (88,691)
Net (Loss) Per Common Share	$ (.01)	$ (.35)
Weighted Average Outstanding Shares	2,313,510	251,445

MedXLink, Corp.
Statement of Stockholders' Equity
From October 1, 2001 through September 30, 2003

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance, October 1, 2001	250,000	250	293,892	(318,305)
Rounding Due to 1 to 100 Reverse Stock Split	6,594	7	(7)	-
Shares Issued for Relief of Debt at $.001 Per Share	2,000,000	2,000	-	-
Loss for the Year Ended September 30, 2002				(88,691)
Balance, September 30, 2002	2,256,594	2,257	293,885	(406,996)
Shares issued for Cash at $.0125 Per Share	231,200	231	2,659	-
Loss for the Year Ended September 30, 2003				(14,542)
Balance, September 30, 2003	2,487,794	$ 2,488	$ 296,544	$ (421,538)

MedXLink, Corp.
Statement of Cash Flow

	For the Years Ended September 30,
	2003	2002
Cash Flows from Operating Activities
Net (Loss)	$ (14,542)	$ (88,691)
Changes in Operating Assets & Liabilities;
Stock Issued for Relief of Payable	-	2,000
(Increase) in Interest Receivable	3,391	(3,391)
Increase (Decrease) in Accounts Payable/Interest Payable	(68,347)	81,352
Increase (Decrease) in Taxes Payable	1,600	2,100
Net Cash Provided (Used) by Operating Activities	(77,898)	(6,630)
Cash Flows from Investing Activities
Payment for Note Receivable	(195,000)	(195.000)
Net Cash Provided (Used) by Investing Activities	195,000	(195,000)
Cash Flows from Financing Activities
Proceeds from Notes Payable	(119,252)	201,243
Issuance of Note Payable for Services	-	-
Issuance of Common Stock for Cash	2,890	-
Net Cash Provided (Used) by Financial Activities	(116,362)	201,243
Increase (Decrease) in Cash	740	(387)
Cash, Beginning of Period	63	450
Cash, End of Period	$ 803	$ 63
Supplemental Disclosure
Interest	$ -	$ -
Income Taxes (Including Interest & Penalties)	-	-

MedXLink, Corp.

Notes to the Financial Statements
September 30, 2003

NOTE 1 - Organization and History

The Company was organized in May 1983 in the State of New York under the name of "National Thoroughbred Corporation." Subsequently, the name was changed to "NTC Holdings, Inc." Although originally formed to engage in purchasing, breeding and selling Thoroughbred horses, the company's management anticipates merging with an as yet unidentified on-going business in the future.

On July 5, 2002, Articles of Merger were filed with the state of Nevada, merging NTC Holdings, Inc., (a New York corporation) into Medeport, Inc., (a Nevada Corporation) for the purpose of changing domicile. On July 12, 2002, the name was changed from Medeport, Inc., to MedXLink, Corp. The shareholders agreed to eliminate the Class A Preferred Stock of one share ($.001 par value) and the Class B Preferred Stock of 1,000,000 shares ($.001 par value). Both classes of stock had no shares issued or outstanding.Effective July 21, 2002 the Company entered into an agreement to acquire all of the equity of eHDL, Inc. ("eHDL"). In anticipation of the transaction the Company sold approximately $195,000 in debentures and loaned the proceeds to eHDL. The transaction was not scheduled to close, however, until and unless eHDL obtained 1) $1 million in funding, 2) converted its existing debt to equity and 3) obtained audited financial statements. Due to eHDL's failure in meeting their requirements to complete the acquisition, the transaction has been abandoned.

NOTE 2 - Significant Accounting Policies

A. The Company uses the accrual method of accounting.

B. Revenues and directly related expenses are recognized in the period when the goods are shipped to, or services are performed for, the customer.

C. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

D. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MedXLink, Corp.
Notes to the Financial Statements
September 30, 2003

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2003 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $422,000 at September 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2003 have been offset by valuation reserves of the same amount.

The Company has available approximately $422,000 in net operating loss carryforwards that will begin to expire in the year 2003. The Company has accrued $800 per year minimum state income taxes while it was a New York Corporation.

NOTE 4 - Notes Payable

Between 2001 and the 2003 year end, the Company has issued numerous promissory notes to other unrelated parties for operating capital. The total balance of the notes is $100,758. The notes are due on demand and bear interest between the rates of 8% and 10% per annum, some of which are secured by the Company's common stock. At September 30, 2003, the total accrued interest was $11,059.

Effective July 21, 2002 the Company entered into an agreement to acquire all of the equity of eHDL, Inc. ("eHDL"). In anticipation of the transaction, the Company sold approximately $195,000 in debentures and loaned the proceeds to eHDL. During the 2003 fiscal year, eHDL failed to meet their contractual agreement necessary to complete the acquisition. This led to the abandonment of the acquisition between the Company and eHDL.

Effective July 30, 2003, the debt purchasers agreed that all related funds recorded as notes payable on the records of the Company will be recorded as investments into eHDL. The transactions associated with the investments including accrued interest receivable and payable will be reversed on the books of the Company.

MedXLink, Corp.

Notes to the Financial Statements
September 30, 2003

NOTE 4 - Notes Payable (continued)
The Company has the following notes payable obligations:	September 30, 2003	September 30, 2002
Convertible note payable to investor is due on demand plus accrued interest at a rate of 8% per annum, secured by common stock of the Company.	$ 5,127	$ 5,127
Convertible notes payable to investor are due on demand plus accrued interest at a rate of 8% or 10% per annum.	95,631	19,883
Convertible notes payable to investors due within one year plus accrued interest at a rate of 8% per annum.	-	195,000
Totals	$100,758	$ 220,010
Less Current Maturities	(100,758)	(220,010)
Total Long-Term Notes Payable	$ -	$ -

Following are maturities of long-term debt for each of the next five years:	Year	Amount
	2004	$ 100,758
	2005	-
	2006	-
	2007	-
	Thereafter	-
	Total	$ 100,758

MedXLink, Corp.

Notes to the Financial Statements
September 30, 2003

NOTE 5 - Note Receivable

Effective July 21, 2002 the Company entered into an agreement to acquire all of the equity of eHDL, Inc. ("eHDL"). In anticipation of the transaction the Company sold approximately $195,000 in debentures and loaned the proceeds to eHDL in the form of a note receivable. In June 2003 the Company filed a Complaint in Florida courts for breach of contract. As result, the acquisition was abandoned. Since the abandonment all investors have agreed to convert their investment directly in eHD and release the Company from all covenants and obligations. eHDL has agreed to assume responsibility for both the notes payable and the note receivable if the Company dismisses all claims against them.

Effective July 30, 2003, the debt purchasers agreed that all related funds recorded as notes payable on the records of the Company will be recorded as investments into eHDL. The transactions associated with the investments including accrued interest receivable and payable will be reversed on the books of the Company.

NOTE 6 - Stockholders' Equity

During the year, the Company issued a total of 231,200 shares of common stock for cash at $.0125 per share, accordingly additional paid in capital has been credited by $2,659.

NOTE 7 - Net Earnings (Loss) Per Share

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the year ended September 30, 2003.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

Common shares outstanding during the entire period	2,313,510
Weighted-average shares paid for, but not issued during the period	-
Weighted-average number of common shares used in basic EPS dilutive effect of options	2,313,510
Weighted-average number of common shares and dilutive potential common shares used in diluted EPS	2,313,510

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended September 30, 2003.

MedXLink, Corp.

Notes to the Financial Statements
September 30, 2003
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

ITEM 8A. CONTROLS AND PROCEDURES

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

Directors and Executive Officers
Name	Age (2003)	Director Since	Position with the Company
Dean Becker 4766 South Holladay Boulevard Holladay, Utah 84117	50	1997	President, CEO and Director

Dean H. Becker, age 50 He had practiced law in private practice in Sale Lake City, Utah since 1979-1998. He graduated from Brigham Young University in 1976 with a Bachelors of Arts in English with University Scholar designation. He then attended law school at the J. Reuben Clark School of Law at Brigham Young University where he served as associate editor on the law review staff.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

During the current fiscal year, no one in the Company's management received more than $60,000 in compensation.

Employment Agreements and Other Compensation Arrangemens

There are currently no agreements with members of management as to employment or compensation.

Compensation of Non-Employee Directors

There is currently no compensation paid to non-employment directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address Of Beneficial Owner	Beneficial Ownership	Percent of Class
Dean Becker 4766 South Holladay Boulevard Holladay, Utah 84117	2,005,000	80.0%
Officers and Directors As a Group (one)	2,005,000	80.0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the reported year the Registrant did not enter into any other transactions with management which are to be reported under this Item.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits follow the signature page of this report.

32.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended September 30, 2003.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2003 and 2002 were $6,060 and $3,975 respectfully.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2003 and 2002 were $0 and $0, respectfully.

Tax Fees

The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2003 and 2002 were $0 and $300, respectfully.

All Other Fees

The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedXLink, Corp.

By: Dean Becker
/s/ Dean Becker

Dated: January 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Dean Becker President and Director
(Principal Executive and
Financial Officer) January 15, 2004

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

Date: January , 2004 /s/Dean Becker
Chief Executive Officer And Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MedXLink, Corp., on Form 10-KSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January , 2004
Dean Becker, Chief Executive Officer
And Principal Accounting Officer