Form 10QSB
period 2003-12-31
MEDXLINK CORP
filed 2004-02-17
CIK 759153

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2003

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

Yes X No

2,487,794
(Number of shares of common stock the registrant had
outstanding as of February 2, 2004)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2003 and the results of its operations and changes in its financial position from September 30, 2003 through December 31, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

MedXLink, Corp
Balance Sheet

	December 31, 2003 (Unaudited)	September 30, 2003
Assets
Current Assets
Cash	$ 779	$ 803
Total Current Assets	$ 779	$ 803

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 6,617	$ 8,292
Taxes Payable	3,200	3,200
Interest Payable	13,469	11,059
Notes Payable	102,433	100,758
Total Current Liabilities	125,719	123,309

Stockholders' Equity
Common Stock; 100,000,000 Shares Authorized at $.001 Par Value; 2,487,794 Shares Issued and Outstanding	2,488	2,488
Additional Paid in Capital	296,544	296,544
Accumulated Deficit	(423,972)	(421,538)
Total Stockholders' Equity	(124,940)	(122,506)
Total Liabilities and Stockholders' Equity	$ 779	$ 803

MedXLink, Corp.

Statement of Operations
(Unaudited)

	For the Three Months Ended
	December 31, 2003	December 31, 2002
Revenue	$ -	$ -

Expenses
General & Administrative	24	-
Total Expenses	24	-
Loss from Operations	(24)	-

Other Income (Expenses)
Interest Income	-	3,900
Interest Expense	(2,410)	(4,784)
Total Other Income (Expenses)	(2,410)	(884)
Net Income (Loss) - Before Taxes	(2,434)	(884)
Taxes	-	800
Net Income (Loss)	$ (2,434)	$ (1,684)

Loss per Common Share	$ -	$ -
Weighted Average Outstanding Shares	2,487,794	2,256,594

MedXLink, Corp.
Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31, 2003	December 31, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (2,434)	$ (1,684)
Adjustments to Reconcile Net (Loss) to Net Cash;
Non Cash Transactions	-	-
(Increase) Decrease in Interest Receivable	-	(3,900)
Increase (Decrease) in Interest Payable	2,410	4,784
Increase (Decrease) in Taxes Payable	-	800
Increase (Decrease) in Accounts Payable	(1,675)	-
Net Cash Provided (Used) by Operating Activities	-	-
Cash Flows from Investing Activities	-	-
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities	-	-
Net Cash Provided (Used) by Financing Activities	-	-
Increase (Decrease) in Cash	(24)	-
Cash, Beginning of Period	803	63
Cash, End of Period	$ 779	$ 63
Supplemental Cash Flow Information
Interest	$ -	$ -
Income Taxes (Including Penalties & Interest)	-	-

MedXLink, Corp.
Notes to the Financial Statements
December 31, 2003

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended December 31, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2003. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements. The results of operations for the periods ended December 31, 2003 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. The Company had approximately $(124,940) as operating capital at December 31, 2003, compared to $(112,241) for the same period last year. The Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company to the met the obligations of the current accounts payable. Historically, the Company has been successful in either raising operational capital or extending the present loans, or a combination of both. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Effective July 21, 2002 the Company entered into an agreement to acquire all of the equity of eHDL, Inc. ("eHDL"). In anticipation of completing the acquisition, the Company sold $195,000 in convertible debentures at an interest rate of 8% a.p.r. and loaned all of the debenture proceeds to eHDL in an 8% a.p.r. promissory note due on demand. In June 2003 the Company filed a Complaint in Florida courts for breach of contract. As a result, the acquisition was abandoned. Since the abandonment, all investors have agreed to convert their investment directly in eHDL and release the Company from all covenants and obligations. EHDL has agreed to assume responsibility for both the notes payable and the note receivable if the Company dismisses all claims against them.

Effective July 30, 2003, the debt purchasers agreed that all related funds recorded as notes payable on the records of the Company will be recorded as investments into eHDL. The transactions associated with the investments including accrued interest receivable and payable will be reversed on the books of the Company.

Results of Operation. The Company reported a net loss of $(2,434) for the first fiscal quarter ended December 31, 2003, compared to a net loss of $(1,684) for the same period last year. During December 2003, $1,700 of accounts payable were settled in exchange for convertible notes and are reflected in that portion of the Company's financial statements.

The Company received an extension on a note that was due September 30, 2003. The creditor agreed to extend the due date of the note to September 20, 2004.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. During this process, the Company intends to raise operational capital through private placements.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Effective July 21, 2002 the Company entered into an agreement to acquire all of the equity of eHDL, Inc. ("eHDL"). In anticipation of the transaction the Company sold approximately $195,000 in debentures and loaned the proceeds to eHDL. The transaction was not scheduled to close, however, until and unless eHDL obtained 1) $1 million in funding, 2) converted its existing debt to equity and 3) obtained audited financial statements. Due to eHDL's failure in meeting their requirements to complete the acquisition, the transaction has been abandoned and in June 2003 a Complaint was filed in Florida for breach of contract in the amount of $195,000. Effective July 30, 2003, all of the investors agreed that all funds recorded as payables on the records of the Company will be recorded as investments into eHDL. The related funds payable the investors, the corresponding receivable from eHDL , all interest receivable and payable will be reversed on the books of the Company. Subsequent to year end, a Satisfaction of Judgement has been filed and the Company intends to dismiss it.

Item 2. Changes in Securities None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: February 11, 2004 MedXLink, Corp.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluations; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: February 11 , 2004 /s/

Dean Becker
Chief Executive Officer And Principle Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MedXLink, Corp, on Form 10-QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 11, 2004

Dean Becker,
Chief Executive Officer And Principle Accounting Officer