Form 10QSB
period 2004-03-31
MEDXLINK CORP
filed 2004-05-17
CIK 759153

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2004

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

Yes X No

2,487,794
(Number of shares of common stock the registrant had
outstanding as of May 12, 2004)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and changes in its financial position from September 30, 2003 through March 31, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

MedXLink, Corp

Balance Sheets

(Unaudited)
	March 31, 2004	September 30, 2003
Assets
Current Assets
Cash	$ 612	$ 803
Interest Receivable	-	-
Note Receivable	-	-
Total Assets	$ 612	$ 803

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 11,649	$ 8,292
Taxes Payable	3,200	3,200
Interest Payable	15,921	11,059
Notes Payable	102,433	100,758
Total Current Liabilities	133,203	123,309

Stockholders' Equity
Common Stock; 100,000,000 Shares Authorized at $.001 Par Value; 2,487,794 Shares Issued and Outstanding	2,488	2,488
Additional Paid in Capital	296,544	296,544
Retained Deficit	(431,623)	(421,538)

Total Stockholders' Equity (Deficit)	(132,591)	(122,506)
Total Liabilities and Stockholders' Equity	$ 612	$ 803

MedXLink, Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	5,199	3,690	5,223	3,690
Total Expenses	5,199	3,690	5,223	3,690
Loss from Operations	(5,199)	(3,690)	(5,223)	(3,690)

Other Income (Expenses)
Interest Income	-	-	-	7,800
Interest Expense	(2,452)	(6,242)	(4,862)	(11,026)
Total Other Income (Expenses)	(2,452)	(2,342)	(4,862)	(3,226)
Net Income (Loss) - Before Taxes	(7,651)	(6,032)	(10,085)	(6,916)
Taxes	-	-	-	800
Net Income (Loss)	$ (7,651)	$ (6,032)	$ (10,085)	$ (7,716)

Loss per Common Share	$ -	$ -	$ -	$ -
Weighted Average Outstanding Shares	2,487,794	2,256,594	2,487,794	2,256,594

MedXLink, Corp.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31, 2004	March 31, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$ (10,085)	$ (7,716)
Adjustments to Reconcile Net (Loss) to Net Cash;
Increase in Interest Receivable	-	(7,800)
Increase in Interest Payable	4,862	11,026
Increase in Taxes Payable	-	800
Increase in Accounts Payable	3,357	(69,120)
Net Cash Provided (Used) by Operating Activities	(1,866)	(72,810)
Cash Flows from Investing Activities
(Increase) in Note Receivable	-	-
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Increase in Notes Payable	1,675	73,000
Net Cash Provided (Used) by Financing Activities	1,675	73,000
Increase (Decrease) in Cash	(191)	190
Cash, Beginning of Period	803	63
Cash, End of Period	$ 612	$ 253
Supplemental Cash Flow Information
Interest	$ -	$ -
Income Taxes (Including Penalties & Interest)	-	-

MedXLink, Corp.

Notes to the Financial Statements

March 31, 2004

NOTE 1 - Interim Financial Statements

The financial statements for the six months ended March 31, 2004 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2004. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(132,591) as operating capital at March 31, 2004, compared to $(118,273) at March 31, 2003. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

During the fourth fiscal quarter of 2002, the Company entered into an agreement to acquire all of the equity of eHDL, Inc. Closing of the acquisition would not take place, if at all, until certain events have occurred. In anticipation of completing the acquisition, the Company sold $195,000 in convertible debentures at an interest rate of 8% a.p.r. and due one year from date of issue to eHDL investors. The Company loaned all of the debenture proceeds to eHDL in an 8% a.p.r. promissory note due on demand and eHDL has agreed to indemnify the Company from any financial responsibility of the debentures. It is unclear at this time whether the Company will have to repay the debentures or honor a conversions due to the lack of eHDL's ability to perform on its guarantee. In planning for its short term capital needs, the Company assumes that it will not have to repay the debentures. Should that change, the Company may have to seek bankruptcy protection.

Results of Operation. Due to the lack of operations during the quarter ended March 31, 2004, the registrant had a net loss of $(7,651) compared to a net loss of $(6,032) at March 31, 2003.

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

1) Exhibits.

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

2) Reports on Form 8-K.

a) Item 4, Change in Accountants, Filed February 17, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: May 14, 2004 MedXLink, Corp.

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

Date: May 14, 2004

Dean Becker

Chief Executive Officer

And Principle Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MedXLink, Corp, on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 14, 2004

Dean Becker,

Chief Executive Officer

And Principle Accounting Officer