Form 10QSB
period 2004-06-30
MEDXLINK CORP
filed 2004-07-16
CIK 759153

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2004
Commission File Number 2-94704-NY

  MedXLink, Corp .
(Exact name of registrant as specified in its charter

                                          NEVADA                                                 11-2647209
                              (State or other jurisdiction of                                  (IRS Employer
                                 incorporation or organization)                                Identification No.)

278 North Main, #124; Layton, UT 84041

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

 Yes X  No

 2,892,404
(Number of shares of common stock the registrant had
outstanding as of July 12, 2004 )

PART 1

ITEM 1 - FINANCIAL STATEMENTS

 The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

 In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations and changes in its financial position from September 30, 2003 through June 30, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

MedXLink, Cor
Balance Sheet

(Unaudited)

	June 30, 2004	September 30, 2003
Assets
Current Assets
Cash	$ 368	$ 803
Total Assets	$ 368	$ 803

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 13,384	$ 8,292
Taxes Payable	3,200	3,200
Interest Payable	18,374	11,059
Notes Payable	77,498	100,758
Total Current Liabilities	112,456	123,309

Stockholders' Equity
Common Stock; 100,000,000 Shares Authorized at $.001 Par Value; 2,877,404 and 2,487,794 Shares Issued and Outstanding, Respectively	2,877	2,488
Additional Paid in Capital	321,090	296,544
Accumulated Deficit	(436,055)	(421,538)
Total Stockholders' Equity (Deficit)	(112,088)	(122,506)
Total Liabilities and Stockholders' Equity	$ 368	$ 803

MedXLink, Corp.

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2003	June 30, 2003	June 30, 2004	June 30, 2003
Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	1,979	1,405	7,202	5,095
Total Expenses	1,979	1,405	7,202	5,095
Loss from Operations	(1,979)	(1,405)	(7,202)	(5,095)

Other Income (Expenses)
Interest Income	-	3,900	-	11,700
Interest Expense	(2,452)	(5,785)	(7,315)	(16,811)
Total Other Income(Expenses)	(2,452)	(1,885)	(7,315)	(5,111)
Net Income (Loss)-Before Taxes	(2,452)	(3,290)	(7,315)	(10,206)
Taxes	-	-	-	800
Net Income (Loss)	$ (4,431)	$ (3,290)	$ (14,517)	$ (11,006)

Loss per Common Share	$ -	$ -	$ -	$ -
Weighted Average Outstanding Shares	2,496,357	2,471,794	2,490,638	2,471,794

MedXLink, Corp.

Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended
	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$ (14,517)	$ (11,006)
Adjustments to Reconcile Net (Loss) to Net Cash;
Non Cash Transactions	-	2,690
(Increase) Decrease in Interest Receivable	-	(11,663)
Increase (Decrease) in Interest Payable	7,315	16,774
Increase (Decrease) in Taxes Payable	-	800
Increase (Decrease) in Accounts Payable	5,067	(73,128)
Net Cash Provided (Used) by Operating Activities	(2,135)	(75,533)
Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Proceeds from Notes Payable	1,700	75,723
Net Cash Provided (Used) by Financing Activities	1,700	75,723
Increase (Decrease) in Cash	(435)	190
Cash, Beginning of Period	803	63
Cash, End of Period	$ 368	$ 253
Supplemental Cash Flow Information
Interest	$ -	$ -
Income Taxes (Including Penalties & Interest)	-	-
 Significant Non-Cash Transactions

On June 28, 2004, the Company issued a total of 389,610 shares of common stock in satisfaction of $24,935 in convertible notes payable. Accordingly, additional paid-in capital has been increased by $24,546.

MedXLink, Corp.

Notes to the Financial Statements

June 30, 2004

NOTE 1 - Interim Financial Statements

The financial statements for the nine months ended June 30, 2004 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2004. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Liquidity and Capital Resources. The Registrant had approximately $(112,088) as operating capital at June 30, 2004, compared to $(119,170) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

 Results of Operation. Due to the lack of operations during the quarter ended June 30, 2004, the registrant had a net loss of $(14,517) compared to a net loss of $(3,290) for the same period last year. During June 2004, approximately $24,935 of the Company's convertible notes payable were converted for 389,610 shares of the Company's common stock.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities None

Item 3. Defaults Upon Senior Securities

 On June 28, 2004, approximately $24,900 in debt was converted to approximately 389,000 common shares. Subsequent to the end of the quarter, 15,000 shares of common stock were issued for conversion of approximately $960 in debt.

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

 a) Subsequent to the end of the quarter a report was filed for Item 5, Other Events filed July 14, 2004 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: July 13, 2004 MedXLink, Corp.

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

Date: July 13, 2004

 Dean Becker
Chief Executive Officer  and Principle Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of MedXLink, Corp, on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July 13, 2004

 Dean Becker,
Chief Executive Officer  and Principle Accounting Officer