Form 10KSB
period 2004-09-30
MEDXLINK CORP
filed 2005-01-12
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the fiscal year ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 2-94704-NY

MedXLink, Corp.
(Exact name of Registrant as specified in its charter)

Nevada                                                                         11-2647209
(State or other jurisdiction of                                                  (IRS Employer Identification No.)
incorporation or organization)

378 North Main, #124; Layton, UT 84041

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 497-9075

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Revenue for the year ended September 30, 2004: $ 0.

As of December 1, 2004 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 1, 2004 the number of shares outstanding of the Registrant's Common Stock was 2,892,404.

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

ITEM 3. LEGAL PROCEEDINGS

Effective July 21, 2002 the Company entered into an agreement to acquire all of the equity of eHDL, Inc. ("eHDL"). In anticipation of the transaction the Company sold approximately $195,000 in debentures and loaned the proceeds to eHDL. Due to eHDL's failure in meeting their requirements to complete the acquisition, the transaction was abandoned and in June 2003 a Complaint was filed in Florida for breach of contract in the amount of $195,000. Effective July 30, 2003, all of the investors agreed that all funds recorded as payables on the records of the Company will be recorded as investments into eHDL. The related funds payable to the investors, the corresponding receivable from eHDL , all interest receivable and payable were reversed on the books of the Company. The lawsuit was satisfied and the Company dismissed it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The symbol for the Company is MXLK and trades on the OTC Bulletin Board. As of December 1, 2004, the Company had approximately 170 shareholders of record.

The following table represents the range of the high and low bid prices of the Company's stock as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company cannot ensure that an active public market will develop in its common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

Year	Quarter Ended	High	Low
2002	September 30 December 31	$0.25 .75	$0.10 .10
2003	March 31 June 30 September 30 December 31	.10 .10 .10 .10	.10 .10 .10 .10
2004	March 31 June 30 September 30	.10 3.25 3.18	.10 .10 2.50

The Company shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer's net tangible assets. The Company's shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for the transaction involving a penny stock, other rules apply. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total accumulated deficit for the year ending September 30, 2004 was $(115,396), as compared to $(122,506) at September 30, 2003. The Company has no operating capital for future operations.

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

On June 28, 2004, approximately $24,900 of convertible notes payable was converted to approximately 389,000 common shares. On July 1, 2004, $960 of debt was converted to 15,000 common shares.

During the first fiscal quarter, $1,700 in accounts payable was converted to a convertible note payable, due on demand, with a 10% a.p.r.

Results of Operations

The Company reported a net loss of $(18,785) for the year ended September 30, 2004, compared to a loss of $(14,542) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Independent Auditors' Report

Balance Sheets as of September 30, 2004.

Statements of Operations for the years ended September 30, 2004 and September 30, 2003.

Statement of Stockholders' Equity for the period from October 1, 2001 to September 30, 2004.

Statement of Cash Flows for the years ended September 30, 2004 and September 30, 2003.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

/Letterhead/

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

MedXLink, Corp.

We have audited the accompanying balance sheets of MedXLink, Corp., (a Nevada corporation) as of September 30, 2004 and 2003 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedXLink, Corp. at September 30, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with standards of the Public Company Accounting Oversight Board (United States).

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

Chisholm, Bierwolf & Nilson

Bountiful, Utah

December 17, 2004

MedXLink, Corp.

Balance Sheet

	September 30, 2004	September 30, 2003
Current Assets
Cash	$ 399	$ 803
Total Assets	$ 399	$ 803
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 15,770	$ 8,292
Taxes Payable (Note 3)	3,200	3,200
Interest Payable (Note 4)	20,287	11,059
Notes Payable (Note 4)	76,538	100,758
Total Current Liabilities	115,795	123,309
Stockholders' Equity (Deficit)
Common Stock; 100,000,000 Shares Authorized; at $.001 Par Value; 2,892,404 and 2,487,794 Shares Issued and Outstanding, Respectively	2,892	2,488
Capital in Excess of Par Value	322,035	296,544
Accumulated Deficit	(440,323)	(421,538)
Total Stockholders' Equity (Deficit)	(115,396)	(122,506)
Total Liabilities & Stockholders' Equity	$ 399	$ 803

MedXLink, Corp.

Statements of Operations

For the Years Ended

	September 30, 2004	September 30, 2003
Revenue	$ -	$ -
Expenses
General & Administrative	9,557	7,436
Total Expenses	9,557	7,436
Net Income (Loss) from Operations	(9,557)	(7,436)
Other Income (Expenses)
Interest Expense	(9,228)	(7,106)
Total Expenses	(9,228)	(7,106)
Income (Loss) - Before Taxes	(18,785)	(14,542)
Taxes (Note 3)	-	-
Net Income (Loss)	$ (18,785)	$ (14,542)
Net (Loss) Per Common Share	$ (.01)	$ (.01)
Weighted Average Outstanding Shares	2,591,587	2,313,510

MedXLink, Corp.

Statements of Stockholders' Equity

From October 1, 2001 through September 30, 2004

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance, October 1, 2001	250,000	$ 250	$ 293,892	$ (318,305)
Rounding Due to 1 to 100 Reverse Stock Split	6,594	7	(7)	-
Shares Issued for Relief of Debt at $.001 Per Share	2,000,000	2,000	-	-
Loss for the Year Ended September 30, 2002				(88,691)
Balance, September 30, 2002	2,256,594	2,257	293,885	(406,996)
Shares issued for Cash at $.0125 Per Share	231,200	231	2,659	-
Loss for the Year Ended September 30, 2003				(14,542)
Balance, September 30, 2003	2,487,794	2,488	296,544	(421,538)
Shares issued for conversion of debt at $.06 Per Share	389,610	389	24,546	-
Shares issued for conversion of debt at $.06 Per Share	15,000	15	945	-
Loss for the Year Ended September 30, 2004				(18,785)
Balance, September 30, 2004	2,892,404	$ 2,892	$ 322,035	$ (440,323)

MedXLink, Corp.

Statements of Cash Flow

	For the Years Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net (Loss)	$ (18,785)	$ (14,542)
Changes in Operating Assets & Liabilities;
Issuance of Common Stock Issued for Debt Conversion	25,895	-
Increase (Decrease) in Accounts Payable	7,478
Increase (Decrease) in Interest Payable	9,228	(68,347)
Increase (Decrease) in Taxes Payable	-	1,600
Net Cash Provided (Used) by Operating Activities	23,816	(77,898)
Cash Flows from Investing Activities
Payment for Note Receivable	-	(195.000)
Net Cash Provided (Used) by Investing Activities	-	(195,000)
Cash Flows from Financing Activities
Proceeds from Notes Payable	(24,220)	(119,252)
Issuance of Common Stock for Cash	-	2,890
Net Cash Provided (Used) by Financial Activities	(24,220)	(116,362)
Increase (Decrease) in Cash	(404)	740
Cash, Beginning of Period	803	63
Cash, End of Period	$ 399	$ 803
Supplemental Disclosure
Interest	$ -	$ -
Income Taxes (Including Interest & Penalties)	-	-

MedXLink, Corp.

Notes to the Financial Statements

September 30, 2004

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

September 30, 2004

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

Preferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2004 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $440,000 at September 30, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2004 have been offset by valuation reserves of the same amount.

The Company has available approximately $440,000 in net operating loss carryforwards that will begin to expire in the year 2003. The Company has accrued $800 per year minimum state income taxes while it was a New York Corporation.

NOTE 4 - Related Party Notes Payable

Between 2001 and the 2004 year end, the Company has issued numerous promissory notes to other unrelated parties for operating capital. During the fiscal year ended September 30, 2004, the note was satisfied through the conversion of common stock. The interest on the note is still outstanding at September 30, 2004 the total accrued interest on the unrelated note was $2,570.

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

MedXLink, Corp.

Notes to the Financial Statements

September 30, 2004

NOTE 4 - Notes Payable (continued)

The Company has the following notes payable obligations:	September 30, 2004	September 30, 2003
Convertible note payable to an unrelated party, due on demand, at an interest rate of 8% per annum. This note has been converted to common stock during the fiscal year ended September 30, 2004.	$ -	$ 5,127
Totals	$ -	$ 5,172
Less Current Maturities	-	(5,172)
Total Long-Term Notes Payable	$ -	$ -

Following are maturities of long-term debt for each of the next five years:	Year	Amount
	2005-2008	$ -
	Thereafter	-
	Total	$ -

NOTE 5 - Related Party Notes Payable

The Company's related party transactions consist of several promissory notes issued to various shareholders of the Company's common stock. The total balance of the related party note payables is $76,538. The notes are due on demand and bear an interest rate between 8% and 10% per annum, some of which are secured by the Company's common stock. At September 30, 2004, the total accrued interest on the related party notes payables is $17,717.

The Company has the following notes payable obligations:	September 30, 2004	September 30, 2003
Convertible notes payable to investor are due on demand plus accrued interest at a rate of 8% or 10% per annum.	$ 76,538	$ 95,631
Totals	$ 76,538	$ 95,631
Less Current Maturities	(76,538)	(95,631)
Total Long-Term Notes Payable	$ -	$ -

MedXLink, Corp.

Notes to the Financial Statements

September 30, 2004

NOTE 5 - Related Party Notes Payable - continued

Following are maturities of long-term debt for each of the next five years:	Year	Amount
	2005	$ 76,538
	2006	-
	2007	-
	2008	-
	Thereafter	-
	Total	$ 76,538

NOTE 6 - Note Receivable

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

NOTE 7 - Stockholders' Equity

During the year, the Company issued a total of 404,610 shares of common stock in the conversion of $25,895 in debt at approximately $.06 per share, accordingly additional paid in capital has been credited by $25,491.

MedXLink, Corp.

Notes to the Financial Statements

September 30, 2004

NOTE 8 - Net Earnings (Loss) Per Share

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the year ended September 30, 2004.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

Common shares outstanding during the entire period	2,591,587
Weighted-average shares paid for, but not issued during the period	-
Weighted-average number of common shares used in basic EPS dilutive effect of options	2,591,587
Weighted-average number of common shares and dilutive potential common shares used in diluted EPS	2,591,587

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended September 30, 2004.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Directors and Executive Officers

Name	Age (2004)	Director Since	Position with the Company
Dean Becker 4766 South Holladay Boulevard Holladay, Utah 84117	51	1997	President, CEO and Director

Dean H. Becker, age 51, practiced law in Salt Lake City, Utah since 1979. He graduated from Brigham Young University in 1976 with a Bachelors of Arts in English with University Scholar designation. He then attended law school at the J. Reuben Clark School of Law at Brigham Young University where he served as associate editor on the law review staff.

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

Compensation of Non-Employee Directors

There is currently no compensation paid to non-employment directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address Of Beneficial Owner	Beneficial Ownership	Percent of Class
Dean Becker 4766 South Holladay Boulevard Holladay, Utah 84117	2,005,000	69.0%
Officers and Directors As a Group (one)	2,005,000	69.0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the reported year the Company did not enter into any other transactions with management which are to be reported under this Item.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits follow the signature page of this report.

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(b) Reports filed on 8-K. The following reports were filed on a Form 8-K during the fiscal year.

Item 4, Change in Accountants, Filed February 17, 2004

Item 5, Other Events filed July 14, 2004 and is incorporated by reference.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2004 and 2003 were $ 8,000 and $6,060 respectfully.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2004 and 2003 were $0 and $0, respectfully.

Tax Fees

The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2004 and 2003 were $0 and $0, respectfully.

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

Dated: December 29 , 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Dean Becker President and Director

(Principal Executive and Financial Officer) December 29, 2004

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

Date: December 29, 2004 /s/Dean Becker

Dean Becker

Chief Executive Officer and Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MedXLink, Corp., on Form 10-KSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: December 29, 2004 /s/Dean Becker

Dean Becker

Chief Executive Officer and Principal Accounting Officer