Form 10QSB
period 2004-12-31
MEDXLINK CORP
filed 2005-01-14
CIK 759153

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

Of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2004

Commission File Number 000-30819

MedXLink, Corp.

(Exact name of registrant as specified in its charter)

                         NEVADA                                       11-2647209

                       (State or other jurisdiction of (IRS Employer

                   incorporation or organization) Identification No.)

878 North Main, #124; Layton, UT 84041

(Address of principal executive offices)

Registrant's telephone number including area code (801) 497-9075

N/A

Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

2,892,404

(Number of shares of common stock the registrant had

outstanding as of January 11, 2005 )

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2004 and the results of its operations and changes in its financial position from September 30, 2004 through December 31, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

MedXLink, Corp

Balance Sheets

(Unaudited)

	December 31, 2004	September 30, 2004
Assets
Current Assets
Cash	$ 391	$ 399
Total Assets	$ 391	$ 399

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 15,975	$ 15,770
Taxes Payable	3,200	3,200
Interest Payable	22,201	20,287
Notes Payable	76,538	76,538
Total Current Liabilities	117,914	115,795

Stockholders' Equity
Common Stock; 100,000,000 Shares Authorized at $.001 Par Value; 2,892,404 Shares Issued and Outstanding at December 31, 2004 and September 30, 2004	2,892	2,892
Additional Paid in Capital	322,035	322,035
Accumulated Deficit	(442,450)	(440,323)
Total Stockholders' Equity (Deficit)	(117,523)	(115,396)
Total Liabilities and Stockholders' Equity	$ 391	$ 399

MedXLink, Corp.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31, 2004	December 31, 2003
Revenue	$ -	$ -

Expenses
General & Administrative	214	24
Total Expenses	214	24
Loss from Operations	(214)	(24)

Other Income (Expenses)
Interest Expense	(1,913)	(2,410)
Total Other Income(Expenses)	(1,913)	(2,410)
Net Income (Loss)-Before Taxes	(2,127)	(2,434)
Taxes	-	-
Net Income (Loss)	$ (2,127)	$ (2,434)

Loss per Common Share	$ -	$ -
Weighted Average Outstanding Shares	2,892,404	2,487,794

MedXLink, Corp.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31, 2004	December 31, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$ (2,127)	$ (2,434)
Adjustments to Reconcile Net (Loss) to Net Cash;
Non Cash Transactions	-	-
Increase (Decrease) in Interest Payable	1,913	2,410
Increase (Decrease) in Taxes Payable	-	-
Increase (Decrease) in Accounts Payable	206	(1,675)
Net Cash Provided (Used) by Operating Activities	(8)	(1,699)
Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Proceeds from Notes Payable	-	1,675
Net Cash Provided (Used) by Financing Activities	-	1,675
Increase (Decrease) in Cash	(8)	(24)
Cash, Beginning of Period	399	803
Cash, End of Period	$ 391	$ 779
Supplemental Cash Flow Information
Interest	$ -	$ -
Income Taxes (Including Penalties & Interest)	-	-

MedXLink, Corp.

Notes to the Financial Statements

December 31, 2004

NOTE 1 - Interim Financial Statements

The financial statements for the three months ended December 31, 2004 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of December 31, 2004. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 audited financial statements. The results of operations for the period ended December 31, 2004 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Registrant had approximately $(117,523) as operating capital at December 31, 2004, compared to $(115,396) for the same period last year. The Company intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

Results of Operation. Due to the lack of operations during the quarter ended December 31, 2004, the registrant had a net loss of $(2,127) compared to a net loss of $(2,434) for the same period last year.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: January 14, 2005 MedXLink, Corp.

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

Date: January 14, 2005 /s/Dean Becker

Dean Becker

Chief Executive Officer

and Principle Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MedXLink, Corp, on Form 10-QSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 14, 2005 /s/Dean Becker

Dean Becker,

Chief Executive Officer

and Principle Accounting Officer