Form 10-Q
period 2005-03-31
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2005-05-11
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-30819

Particle Drilling Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1563395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808 Travis, Suite 850

Houston, Texas 77002
(Address of principal executive offices)
(Zip Code)

713-223-3031
(Registrant’s telephone number, including area code)

MedXLink, Corp.

378 North Main, #124

Layton, UT  84041

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 10, 2005 was 24,248,094.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

INDEX

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at March 31, 2005 (Unaudited) and September 30, 2004	2

	Consolidated Statements of Operations (Unaudited) - Three Months and Six Months Ended March 31, 2005 and 2004 and from June 9, 2003 (date of inception) to March 31, 2005	3

	Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended March 31, 2005 and 2004 and from June 9, 2003 (date of inception) to March 31, 2005	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

Part II - Other Information

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

	Signatures	18

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	September 30, 2004
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$14,103,334	$20,363
Prepaid expenses	98,617	110,535

Total current assets	14,201,951	130,898

Property, plant & equipment, net	750,875	451,825

Intangibles, net	967,473	982,612

Other assets	395,233	5,250

Total assets	$16,315,532	$1,570,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$689,807	$864,177
Short-term notes payable	72,422	351,195
Accrued expenses	161,439	216,553

Total current liabilities	923,668	1,431,925

Long-term debt	14,914	20,201

Commitments and Contingencies - Note 6

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 27,248,094 issued and 24,248,094 oustanding at March 31, 2005, and 18,095,447 issued and oustanding at September 30, 2004	27,248	18,095
Additional paid-in capital	22,765,961	3,974,148
Treasury stock at cost, 3,000,000 and -0- at March 31, 2005 and September 30, 2004, respectively	(1,500,000)	—
Deficit accumulated during the development stage	(5,916,259)	(3,873,784)

Total stockholders’ equity	15,376,950	118,459

Total liabilities and stockholders’ equity	$16,315,532	$1,570,585

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		Period from June 9, 2003 (date of inception) to March 31, 2005
	2005	2004	2005	2004

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	807,247	91,800	990,403	124,421	1,651,782
General and administrative	420,950	747,187	1,113,987	1,102,282	4,300,168

Total operating expenses	1,228,197	838,987	2,104,390	1,226,703	5,951,950

Loss from operations	(1,228,197)	(838,987)	(2,104,390)	(1,226,703)	(5,951,950)

Other income (expenses)
Interest income	45,377	—	45,377	—	45,377
Gain on debt extinguishment	26,990	—	26,990	—	26,990
Interest expense	(3,900)	(7,462)	(10,452)	(7,462)	(36,676)

Total other income (expenses)	68,467	(7,462)	61,915	(7,462)	35,691

Net loss	$(1,159,730)	$(846,449)	$(2,042,475)	$(1,234,165)	$(5,916,259)

Net loss per common share, basic and diluted	$(0.05)	$(0.07)	$(0.10)	$(0.11)	$(0.98)

Weighted average number of common shares outstanding, basic and diluted	21,581,538	11,598,061	19,912,443	11,429,785	6,065,634

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from June 9, 2003 (date of inception) to March 31, 2005

	Six Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(2,042,475)	$(1,234,165)	$(5,916,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(26,990)	—	(26,990)
Depreciation and amortization expense	120,466	38,980	267,875
Short-term note issued for services	—	44,000	44,000
Common stock issued for services	(66,500)	368,000	931,500
Warrants issued for services	57,999	—	63,829
Stock-based employee compensation	161,800	—	212,614
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	11,918	—	(37,627)
decrease in other current assets	—	7,500	—
Increase (decrease) in accounts payable	(153,889)	4,542	341,577
Increase (decrease) in accrued liabilities	(55,114)	37,158	161,439

Net cash used in operating activities	(1,992,785)	(733,985)	(3,958,042)

Cash flows from investing activities:
Payments to purchase property and equipment	(394,271)	—	(410,826)
Proceeds from sale of property and equipment	—	—	20,957
Payments to purchase intangibles	(10,106)	(116,472)	(270,269)
Payments to purchase other assets	(389,983)	—	(395,233)
Payments issued for note receivable	—	(24,447)	(300,783)
Payments issued for note receivable - related party	—	(39,283)	(56,783)

Net cash used in investing activities	(794,360)	(180,202)	(1,412,937)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,647,666	973,527	20,975,766
Purchases of treasury stock	(1,500,000)	—	(1,500,000)
Proceeds from issuance of convertible notes	—	—	553,500
Repayments of notes payable	(277,550)	(39,647)	(554,953)
Proceeds from borrowings under loan agreements - related parties	—	—	23,195
Repayment of borrowings under loan agreements - related parties	—	(23,195)	(23,195)

Net cash provided by financing activities	16,870,116	910,685	19,474,313

Net increase in cash and cash equivalents	14,082,971	(3,502)	14,103,334

Cash and cash equivalents - beginning of period	20,363	3,502	—

Cash and cash equivalents - end of period	$14,103,334	$—	$14,103,334

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,756	$7,462	$36,453

Non-cash investing and financing activitites:
Prepaid insurance acquired with note payable	$—	$—	$60,990
Common stock issued as consideration for account payable	—	—	6,000
Common stock issued as consideration for note payable	—	50,000	50,000
Related party note receivable exchanged for property and equipment	—	—	56,783
Note payable converted into common stock	—	—	553,500
Property and equipment acquired with assumed liabilities	—	479,610	479,610
Intangibles acquired with assumed liabilities	—	757,792	757,792

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of Particle Drilling Technologies, Inc. (the “Company” or “PDTI”) and its subsidiary, have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s September 30, 2004 audited consolidated financial statements and notes thereto.  Operating results for the three months and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

2. REVERSE ACQUISITION WITH MEDXLINK, CORP.

On July 14, 2004, MedXLink, Corp. (“MXLK”, or the “Parent”), a Nevada corporation and an inactive publicly-traded company, entered into an Agreement and Plan of Reorganization with Particle Drilling Technologies, Inc., a Delaware corporation, (“PDTI-DE”), whereby MXLK agreed to acquire PDTI-DE by merging PDTI Acquisition Corp. (“Merger Sub”), a newly formed Delaware corporation and wholly owned subsidiary of MXLK, with and into PDTI-DE and issuing common stock of MXLK in exchange for all the outstanding shares of PDTI-DE.  On January 14, 2005, MXLK closed its acquisition of PDTI-DE and issued 16,698,094 shares of common stock (including 3,381,538 shares of common stock issued upon conversion of the same number of shares of Series A Convertible Preferred Stock of PDTI-DE) to holders of common stock of PDTI-DE and reserved for issuance (1) 228,000 shares of common stock pursuant to outstanding warrants to purchase common stock of PDTI-DE, and (2) 3,205,000 shares of common stock pursuant to outstanding options to purchase common stock of PDTI-DE.  In addition, 1,342,404 issued and outstanding shares of common stock of the Parent were cancelled for no consideration in connection with the Merger.  Following the merger, the Parent had 18,248,094 shares of common stock issued and outstanding (which included 3,381,538 shares of common stock issued upon conversion of the same number of shares of Series A Convertible Preferred Stock of PDTI-DE) and an additional 3,433,000 shares of common stock reserved for issuance upon exercise of warrants and options as described above.  Following the merger, PDTI-DE continued as the surviving corporation under the name of Particle Drilling Technologies, Inc. as a subsidiary of Parent, the Parent changed its name to Particle Drilling Technologies, Inc., and its stock trading symbol changed from MXLK.OB to PDRT.OB.

3. NET LOSS PER COMMON SHARE

The Company has presented basic and diluted net loss per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.  In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.  Dilutive net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants.  Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive.  Potentially dilutive securities totaling 4,978,000 and -0- for the periods ended March 31, 2005 and 2004, respectively, were not included in the computation of weighted average diluted common shares because the impact of these potentially dilutive securities were anti-dilutive.

4. COMMON STOCK

From October 2004 to December 2004, PDTI issued 285,000 shares of its common stock for cash in a private placement at $2.00 per share.  PDTI received net proceeds of $533,000 after deducting the offering expenses of $37,000.

In October 2004, PDTI issued 10,000 shares of common stock to a financial advisor for consulting services rendered.  PDTI recorded a charge of $17,500 for the fair value of common stock on the date of issuance.

In December 2004, PDTI issued 9,314 shares of its common stock upon a net cashless exercise of 10,000 warrants at $0.12 per share.

In December 2004, the Company issued upon exercise of warrants, 33,333 shares of the Company’s common stock for cash at $0.01 per share.

In January 2005, PDTI issued 565,000 shares of its common stock for cash in a private placement at $2.00 per share.  PDTI received proceeds of $1,130,000.  These shares related to a private placement which began in April 2004 and was completed in January 2005.  The Company issued a total of 1,635,000 shares of its common stock under this private placement from April 2004 to January 2005 and received total net proceeds of $2,934,000.

In January 2005, Cagan McAfee Capital Partners, LLC (“CMCP”) and various groups associated with CMCP agreed to and cancelled 700,000 shares of the Company’s common stock that had been valued at $0.12 per share when the Company originally issued such shares of common stock in June 2004.  This cancellation was conducted in an effort to facilitate the reverse acquisition between PDTI and MedXLink, Corp.  PDTI recorded a credit to compensation expense of $84,000 in January 2005 for the cancellation of these shares, an amount equal to the compensation expense recorded when these shares were issued in 2004.

In January 2005, Prentis B. Tomlinson (PDTI’s former President and CEO) and Thomas E. Hardisty, Senior Vice President of Corporate Development of PDTI, cancelled 45,000 and 5,000 shares, respectively, of the Company’s common stock that was valued at $0.001 per share.  Mr. Tomlinson and Mr. Hardisty agreed to cancel these shares of the Company’s common stock in an effort to facilitate the reverse acquisition between PDTI and MedXLink, Corp.

In February 2005, the Company sold 9,000,000 shares of its common stock at $2.00 per share in a private placement that closed February 9, 2005.  The Company received gross proceeds of $18,000,000.  The Company paid 3.0% commissions on the first $15,000,000 and 5.0% commissions on the remaining $3,000,000 gross proceeds received, respectively, $100,000 for reimbursable expenses, and legal fees of $315,767 related to the offering.  In addition, PDTI used $1,500,000 of these proceed to repurchase 3,000,000 shares of common stock from Mr. Tomlinson.  These shares were purchased as treasury stock and recorded at cost.

At March 31, 2005, the Company had 24,248,094 shares of common stock outstanding and has issued options and warrants to purchase up to 4,978,000 additional shares of the Company’s common stock.

5. STOCK OPTIONS AND WARRANTS

Stock Options

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of PDTI.  Provisions under the 2004 Plan allow for the issuance of up to 3,500,000 shares of common stock pursuant to awards under the 2004 Plan.  As of March 31, 2005, the Company had 50,000 shares of common stock available for issuance pursuant to awards under the 2004 Plan.  Under the 2004 Plan, the exercise price of each option equals the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.  For the three months and six months ended March 31, 2005 and from June 9, 2003 (date of inception) to March 31, 2005, compensation expense recorded for options issued and vested was $0, $161,800 and $212,614, respectively.   The fair value of each stock option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:  dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 4.09%; and expected life of 10 years.  For the three months and six months ended March 31, 2004, the Company did not issue any options to employees.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan provides the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of PDTI.  Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock.  As of March 31, 2005, the Company had 2,000,000 shares of common stock available for issuance pursuant to awards under the 2005 Plan.

Warrants

In October 2004, PDTI issued warrants to purchase 33,333 shares of the Company’s common stock at $0.01 per share.  The warrants were issued to a financial advisor for services provided.  The Company recorded compensation expense of $58,000 using the Black-Scholes option pricing model under the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 3.34%; and expected life of 0 years.

In connection with a private placement that commenced in April 2004 and that was completed in January 2005, PDTI issued warrants, in January 2005, to purchase 65,500 shares of the Company’s common stock to certain persons associated with the Placement Agent of this private placement.  Offering expense recorded for these warrants was $80,565.  The related charge was a direct cost of the associated financing and was therefore charged directly to stockholders’ equity.  Each warrant has an exercise price of $2.00 per share with a maximum term of five years.  The fair value of each warrant granted is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 71.86%; risk-free interest rate of 3.73%; and expected life of 5 years.

In connection with a private placement that was completed February 9, 2005, PDTI issued warrants, in February 2005, to purchase 1,500,000 shares of the Company’s common stock to certain persons associated with the Placement Agent of this private placement.  Offering expense recorded for these warrants was $2,370,000.  The related charge was a direct cost of the associated financing and was therefore charged directly to stockholders’ equity.  Each warrant has an exercise price of $2.00 per share with a maximum term of ten years.  The fair value of each warrant granted is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 71.86%; risk-free interest rate of 4.00%; and expected life of 10 years.

6. COMMITMENTS AND CONTINGINCIES

In March 2005, the Company entered into a five year lease agreement whereby PDTI will move its current office facility located at 808 Travis Street, Suite 850, Houston, TX  77002 to 1021 Main Street, Suite 2650, Houston, TX  77002.  PDTI delivered to the lessor a security deposit of $350,000 in the form of an irrevocable letter of credit.  The terms of this lease agreement will commence on the leasehold completion date.  The estimated leasehold completion date is June 1, 2005.  PDTI will divide equally and sublease the office space with an affiliate of John D. Schiller, interim President and CEO of PDTI.  The future annual minimum lease payments commencing on the leasehold completion date is $173,517.  The future annual minimum rental income associated with the sublease agreement will be $88,025.

7. INCOME TAXES

The Company reports its income taxes in accordance with SFAS 109, “Accounting for Income Taxes”, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.  At March 31, 2005, the Company had cumulative net operating loss carryforwards of $5,747,116, which expire in years 2005 through 2023. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2005, have been offset by valuation reserves of the same amount.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and related notes that are included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  We undertake no obligation to update any forward-looking statements except as required by law.

Overview

On January 14, 2005, we acquired Particle Drilling Technologies, Inc., a privately-held Delaware corporation (“PDTI”).  As a result of this acquisition, our company, which previously had no material operations, acquired the business of PDTI and we are now engaged in the development of the Particle Impact Drilling System, a patented system utilizing a specially designed “fit for purpose” drill bit fitted with jetting nozzles and polycrystalline diamond compact cutting structures for use in the oil and gas drilling industry.

We are a development-stage company and have a limited operating history. Our predecessor company for financial reporting purposes was formed on June 9, 2003 to acquire the technology related to the Particle Impact Drilling System (the “PID technology”). We are still developing this technology, and to date, we have not generated any revenues from our operations. As we continue to execute our operations plan, we expect our development and operating expenses to increase.

Research and development.  We have made and expect to continue to make substantial investments in research and development activities in order to develop and market our PID technology. Research and development costs consist primarily of general and administrative and operating expenses related to research and development activities. We expense research and development costs as incurred except for property, plant and equipment related to research and development activity that have an alternative future use. Property, plant and equipment for research and development that have an alternative future use are capitalized and the related depreciation is expensed as research and development costs.

General and administrative.  General and administrative expenses consist primarily of salaries and benefits, office expense, professional services, and other corporate overhead costs. We anticipate increases in general and administrative expenses as a result of becoming subject to reporting obligations applicable to publicly-held companies in January 2005, and as we continue to develop and prepare for commercialization of the PID technology.

Results of Operations

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Research and development.  Research and development expenses were $807,247 and $91,800 for the quarters ended March 31, 2005 and 2004, respectively, representing an increase of $715,447. We purchased the PID technology in January 2004, and we had a limited ability to develop the technology due to our lack of funds available.  As a result of the successful completion of our private placement in February 2005, we began to aggressively develop the PID technology during the quarter ended March 31, 2005.

General and administrative.  General and administrative expenses were $420,950 and $747,187 for the quarter ended March 31, 2005 and 2004, respectively, representing a decrease of $326,237. The decrease was primarily attributed to high level of stock-based compensation issued to non-employees during the quarter ended March 31, 2004.  These issuances were necessary because the Company had limited liquidity during the early stages of its development that resulted in the Company issuing more stock-based compensation during the quarter ended March 31, 2004.

Other Income.  Other income was $72,367 and $0 for the quarter ended March 31, 2005 and 2004, respectively.  During the quarter ended March 31, 2005, interest income was $45,377 and gains on debt extinguishment were $26,990.  Interest income was due to the interest earned on the investment of funds secured in the private placement in February 2005.  We received gross proceeds of $18 million in connection with that private placement.  Gains on debt extinguishment were due to settlements on a note payable and an account payable that were related to the liabilities we assumed in connection with our acquisition of the PID technology.

Interest Expense.  Interest expense was $3,900 and $7,462 for the quarters ended March 31, 2005 and 2004, respectively, representing a decrease of $3,562.  The decrease in interest expense was primarily due to the payment of certain notes payable that were assumed in connection with our acquisition of the PID technology.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Research and development.  Research and development expenses were $990,403 and $124,421 for the six months ended March 31, 2005 and 2004, respectively, representing an increase of $865,982.  We did not purchase the PID technology until the quarter ended March 31, 2004 and had limited liquidity to fund the development of the PID technology during the six months ended March 31, 2004.  Depreciation expense on research and development property and equipment was $86,048 for the six months ended March 31, 2005 compared to $29,303 for the six months ended March 31, 2004.  The increase of $56,745 was due to the purchase of the PID technology in January 2004.

General and administrative.  General and administrative expenses were $1,113,987 and $1,102,282 for the six months ended March 31, 2005 and 2004, respectively, representing an increase of $11,705.   Salaries and related expenses increased $404,373 during the six months ended March 31, 2005 compared to the six months ended March 31, 2004.  The increase was primarily due to: (1) Our former President and CEO, Prentis B. Tomlinson, and our current CFO, J. Christopher Boswell, did not receive a salary until April 2004; and (2) the issuance of stock-based compensation in December 2004 with a fair value of $161,800 related to the hiring of our new interim President and CEO, John D. Schiller.  We have also increased the number of our employees since March 31, 2004.  Stock-based compensation expense related to non-employees decreased $382,331 during the six months ended March 31, 2005 compared to the same period during 2004.  This decrease was primarily as a result of our limited liquidity during the early stages of development that resulted in the Company issuing more stock-based compensation during the six months ended March 31, 2004.  Depreciation expense increased $24,741 during the six months ended March 31, 2005 compared to the same period during 2004 as result of purchasing the PID technology in January 2004.  Other miscellaneous expenses during the six months ended March 31, 2005 decreased $35,078 compared to the six months ended March 31, 2004, primarily due to a decrease in travel expenses related to the resignation of our former CEO and President, Prentis B. Tomlinson, in December 2004.

Other Income.  Other income was $72,367 and $0 for the six months ended March 31, 2005 and 2004, respectively.  During the six months ended March 31, 2005, interest income was $45,377 and gains on debt extinguishment were $26,990.  Interest income was due to the interest earned on the investment of funds secured in the private placement in February 2005.  We received gross proceeds of $18 million in connection with that private placement.  Gains on debt extinguishment were due to settlements on a note payable and an account payable that were related to the liabilities we assumed in connection with our acquisition of the PID technology.

Liquidity and Capital Resources

Since inception on June 9, 2003 through March 31, 2005, we have financed our operations through private sales of our equity and the issuance of convertible notes payable, totaling net proceeds of $19,474,313.  As of March 31, 2005, we had $14,103,334 in cash and cash equivalents.

On February 9, 2005, we sold 9,000,000 shares of our common stock at $2.00 per share in a private placement and received gross proceeds of $18,000,000. We paid commissions to the placement agent in the amount of $600,000, $100,000 for reimbursable expenses, and legal fees related to this offering of $315,767.  In connection with this private placement, we issued ten year warrants to persons associated with the placement agent to purchase 1,500,000 shares of our common stock in the aggregate at $2.00 per share. In addition, we used $1,500,000 of these proceeds to repurchase 3,000,000 shares of our common stock from Prentis B. Tomlinson (PDTI’s former President and Chief Executive Officer until December 2, 2004). These shares were purchased as treasury stock and recorded at cost.

Our principal sources of liquidity are cash and cash equivalents. As of March 31, 2005, we had $14,103,334 of cash and cash equivalents.  Cash requirements through the end of the fiscal year 2005 are primarily to fund research and development activities and to continuously improve service capabilities and expand operations. We believe we have sufficient resources to meet our working capital and capital expenditure requirements for at least the next 12 months; however, our continued existence depends on the successful development of the PID technology and our ability to successfully commercialize this technology.

The net cash used in operating activities from June 9, 2003 (date of inception) to March 31, 2005 was $3,958,042, which is primarily attributable to the net loss from June 9, 2003 (date of inception) to March 31, 2005 of $5,916,259, of which $2,042,475 and $1,234,165 was incurred during the six months ended March 31, 2005 and 2004, respectively. The net cash used in operating activities during six months ended March 31, 2005 and 2004 was $1,992,785 and $733,985, respectively. The difference was primarily due to fundraising efforts in February 2005 which allowed PDTI the necessary liquidity to increase expenditures for planned research and development projects.  During the six months ended March 31, 2005, we spent $865,982 more on research and development compared to the same period during 2004.  The non-cash activities that decreased net operating cash use for the six months ended March 31, 2005 and 2004 totaled $246,776 and $450,980, respectively.   The difference was primarily related to a decrease in stock-based compensation expense of $214,701 from the six months ended March 31, 2005 compared to the same period during 2004.  The Company had limited liquidity during its early stages of development and as a result it issued more stock-based compensation to employees and non-employees.  From June 9, 2003 (date of inception) to March 31, 2005, PDTI recorded $1,207,943 in stock-based compensation expense relating to non-cash activities that decreased net operating cash use.  During the six months ended March 31, 2005, the change in working capital increased net operating cash use by $197,085.  During the six months ended March 31, 2004, the change in working capital decreased net operating cash use by $49,200.  The difference was primarily related to the decrease in accounts payable and accrued liabilities during the six months ended March 31, 2005 of $209,003 compared to an increase in accounts payable and accrued liabilities of $41,700 during the six months ended March 31, 2004.  The change in working capital that decreased operating cash use from June 9, 2003 (date of inception) to March 31, 2005 was $465,389.  The decrease was primarily due to an increase in accounts payable and accrued liabilities of $503,016 during the period.

Net cash used in investing activities for the period from June 9, 2003 (date of inception) to March 31, 2005 was $1,412,937. The net cash used for investment activities during the six months ended March 31, 2005 and 2004 was $794,360 and $180,202, respectively.  We used $410,826 during the period from June 9, 2003 (date of inception) to March 31, 2005 to purchase property and equipment, of which $394,271 was used during the six months ended March 31, 2005.  We did not purchase any property and equipment during the six months ended March 31, 2004.  From June 9, 2003 (date of inception) to March 31, 2004, we used $270,269 for legal fees related to patents acquired and patent filing fees.  Of that amount, $10,106 was used during the six months ended March 31, 2005 primarily for legal fees related to patent filing fees, and $116,472 was used during the same time last year primarily for legal fees related to patents acquired.  We used $395,233 to purchase other assets during the period from June 9, 2003 (date of inception) to March 31, 2005, of which $389,983 was used during the six months ended March 31, 2005.  This was primarily related to a $350,000 deposit in the form of a letter of credit we established in connection with our new office lease.  We extended credit in the amount of $300,783 to ProDril Services, Inc. (“PSI”) during fiscal year 2003 as part of an agreement to purchase the PID technology and related equipment, of which $24,447 was loaned during the six months ended March 31, 2004. In January 2004, we acquired the PID technology and related equipment in a non-cash transaction in which we received equipment with a fair value of $479,610 and assumed total liabilities of $1,237,402. We recorded an intangible asset of $757,792 for the difference in the total liabilities assumed and the fair value of the equipment received. The $300,783 note receivable due from PSI was a portion of the liability assumed, and therefore treated as consideration for the PID technology and related equipment.

Net cash provided by financing activities for the six months ended March 31, 2005 and 2004 was $16,870,116 and $910,685, respectively. During the six months ended March 31, 2005 and 2004, we received net proceeds of $18,647,666 and $973,527, respectively, from the issuance of our common stock. During the six months ended March 31, 2005 we used $1,500,000 to repurchase 3,000,000 shares from a shareholder.  We used $277,550 and $39,647 to repay notes payable during the six months ended March 31, 2005 and 2004, respectively.  During the six months ended March 31, 2004, we used $23,195 to repay borrowings under a loan agreement with related parties, Prentis B. Tomlinson (PDTI’s former CEO and President until December 2, 2004), and an affiliate of Prentis B. Tomlinson.

Our contractual obligations at March 31, 2005 are set forth in the table below. Our long-term debt obligation is related to equipment that was financed for a three year period, beginning July 2004, and is secured by the same equipment. Our operating lease obligations consist of our office and commercial operating facility that are both located in Houston, Texas. Our current office lease expired in February 2005 and the commercial operating lease terminates in June 2005. We are currently leasing our office lease on a month-to-month basis.

In March 2005, we entered into a five year lease agreement whereby we will move our current office facility located at 808 Travis Street, Suite 850, Houston, TX 77002 to 1021 Main Street, Suite 2650, Houston, TX 77002. We have delivered to the lessor a security deposit of $350,000 in the form of an irrevocable letter of credit. The terms of this lease agreement will commence on the leasehold completion date, which we expect to be June 1, 2005. The leased office facility will be divided and subleased to an affiliated company of John D. Schiller, Jr., our interim President and Chief Executive Officer. Our future annual minimum lease payments commencing on the leasehold completion date will be $173,517. The future annual minimum rental income associated with the sublease agreement will be $88,025.

	Payments Due by Period
Contractual Obligations	Total	Less than1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligation (including current portion)	$26,154	$11,240	$14,914	$—	$—
Operating Lease Obligations	881,085	71,339	520,551	289,195	—

Total	$907,239	$82,579	$535,465	$289,195	$—

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue. As of March 31, 2005, PDTI had no revenues or EBITDA; therefore no royalties have been paid or accrued.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements.

Reverse Acquisition.  The acquisition of PDTI was accounted for as a reverse acquisition. Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization”. Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, PDTI is considered the acquirer in the reverse acquisition. The historical financial statements are those of PDTI. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

Impairment of Long-Lived Assets.  We review long-lived assets and certain identifiable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, further impairment analysis is performed. An impairment loss is measured as the amount by which the carrying amount exceeds the fair value of assets.

Stock-Based Compensation.  In December 2004, the FASB issued a revision to SFAS No. 123, Share-Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. This statement is effective for new awards and those modified, repurchased or cancelled in interim or annual reporting periods beginning after June 15, 2005. We have adopted this standard and the effects of the early adoption did not have a material impact on our consolidated financial statements.

Research and Development.  The costs of materials and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses are capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are research and development costs. However, the costs of materials, equipment, or facilities acquired or constructed for research and development activities that have no alternative future uses are considered research and development costs and are expensed at the time the costs are incurred.

Income Taxes.  The Company reports its income taxes in accordance with SFAS 109, “Accounting for Income Taxes”, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.  At March 31, 2005, the Company had cumulative net operating loss carryforwards of $5,747,116, which expire in years 2005 through 2023. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2005, have been offset by valuation reserves of the same amount.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

These forward-looking statements are made based upon our management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, the results of testing of our products and the availability of capital resources.

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors” in our current report filed on Form 8-K on January 20, 2005. We undertake no obligation to update any forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that we do not have any material exposure to financial market risk and we do not enter into foreign currency or interest rate transactions.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

In January 2004, we had a complete change in management as well as our board of directors as a result of the reverse acquisition described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”  Following such acquisition, our new management team implemented at the Company the internal controls over financial reporting that were in effect at our operating subsidiary, PDTI.  In addition, the financial records of the Company were transitioned to the accounting software used by our operating subsidiary.  During the quarter ended March 31, 2005, we also adopted an audit committee charter, compensation committee charter and a nominating and corporate governance committee charter and a Code of Ethics.  Finally, our board of directors formed an audit committee that is composed entirely of independent directors.

Part II – Other Information

Item 1. Legal Proceedings

PDTI filed a lawsuit in District Court in Harris County, Texas in November 2004 styled Particle Drilling Technologies, Inc. vs. PSI Distribution Incorporated, Harry B. Curlett, Curlett Family Limited Partnership, Ltd., CCore Technology and Licensing, Ltd., Deep Heat Energy Corporation, and Energeo, LP to recover certain tangible and intangible assets that PDTI believes should have been transferred as part of the Acquisition Agreement among ProDril Services, Incorporated, the Curlett Group (as defined below) and the predecessor company of PDTI.  It was pursuant to this acquisition that PDTI acquired its intellectual property rights to the PID technology.  In January 2005, PDTI reached a settlement with one of the defendants, PSI Distribution Incorporated (“PSID”), whereby PDTI agreed to hold PSID harmless with regard to this lawsuit in exchange for PSID’s agreement to re-affirm and ratify the Acquisition Agreement.  Further, PDTI obtained in this settlement any rights, claims and causes of action that PSID may have to pursue damages or to recover assets from the other parties named in the lawsuit.

On December 6, 2004, PDTI received a response to the above-referenced lawsuit from certain of the defendants, namely Harry B. Curlett, Curlett Family Limited Partnership, Ltd., CCORE Technology and Licensing, Ltd. and Deep Heat Energy Corporation, which we refer to as the “Curlett Group,” in which the Curlett Group asserted a counterclaim against PDTI claiming, among other things, that PDTI (1) owes Mr. Curlett $40,000 plus default interest at 18% per annum under a promissory note and certain fees incurred in connection with collection under the note; (2) committed a breach of contract in connection with the Acquisition Agreement referenced in the preceding paragraph and the closing of that agreement in January 2004; (3) engaged in economic duress and fraud in the inducement in connection with the negotiation and closing of the Acquisition Agreement; and (4) committed fraud in connection with that transaction.  The counterclaim requests damages of, among other things, judgment on the $40,000 principal amount of the promissory note plus accrued default interest and costs of collection, actual damages of not less than $10 million for breach of contract and fraud, exemplary damages of not less than $20 million and a declaratory judgment rescinding the Acquisition Agreement.

By filing this lawsuit, we seek to recover the intellectual property related to the PID technology as it applies to non-oil and gas applications.  We believe the counterclaim made by the Curlett Group is without merit.  We intend to vigorously pursue our claims in this case and shall vigorously defend the alleged counterclaims by the Curlett Group.  Discovery in this litigation is ongoing, however, and our position with regard to the merits of the various claims and defenses may change as additional information is adduced through the discovery process.  The outcome of all litigation is inherently uncertain; as a result, we cannot guarantee any outcome in this matter.  If the monetary damages requested in this counterclaim were granted in a judgment against us, such damages would severely impair our ability to continue as a going concern.  Furthermore, if the request for rescission of the Acquisition Agreement that closed in January 2004 is granted as requested by the counterclaim, such a judgment could have the effect of causing us to lose all intellectual property ownership rights to the PID technology.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2005 - 01/31/2005	—		—		—	—
02/01/2005 - 02/28/2005	3,000,000	(1)	$0.50	(1)	—	—
03/01/2005 - 03/31/2005	—		—		—	—
Total	3,000,000		$0.50		—	—

(1)               Shares were purchased in a private transaction pursuant to a Stock Purchase Agreement dated February 8, 2005 between the Company and Prentis B. Tomlinson, Jr.

Item 6. Exhibits

Exhibits:

Exhibit No.	Description

2.1

Acquisition Agreement dated as of January 20, 2004 among Particle Drilling, Inc., ProDril Partners L.L.C., ProDril Services Incorporated, Mr. Harry B. Curlett, CCORE Technology and Licensing, Ltd. and Curlett Family Limited Partnership, Ltd. (Incorporated herein by reference to Exhibit 10.3 to our current report filed on Form 8-K dated January 20, 2005.)

2.2

Acquisition Agreement dated as of January 20, 2004 among Particle Drilling, Inc., ProDril Partners L.L.C., ProDril Services International Limited, Mr. Harry B. Curlett, CCORE Technology and Licensing, Ltd. and Curlett Family Limited Partnership, Ltd. (Incorporated herein by reference to Exhibit 10.4 to our current report on Form 8-K dated January 20, 2005).

2.3

Agreement and Plan of Reorganization dated July 14, 2004 by and among MedXLink Corp., a Nevada corporation, PDTI Acquisition Corp., a Delaware corporation, Dean Becker, Particle Drilling Technologies, Inc., a Delaware corporation, ProDril Partners L.L.C., a Texas limited liability company, and Thomas E. Hardisty. (Incorporated herein by reference to Exhibit 2.1 to our current report filed on Form 8-K dated July 14, 2004.)

2.4

Amendment No. 1 to the Agreement and Plan of Reorganization dated January 10, 2005 by and among MedXLink Corp., a Nevada corporation, PDTI Acquisition Corp., a Delaware corporation, Dean Becker, Particle Drilling Technologies, Inc., a Delaware corporation, ProDril Partners L.L.C., a Texas limited liability company, and Thomas E. Hardisty. (Incorporated herein by reference to Exhibit 99.1 to our current report filed on Form 8-K dated January 12, 2005.)

2.5

Plan of Merger and Merger Agreement, dated January 19, 2005, between Particle Drilling Technologies, Inc. and MedXLink Corp. (Incorporated herein by reference to Exhibit 2.3 to our current report filed on Form 8-K dated January 31, 2005.)

3.1	Articles of Incorporation of MedePort, Inc. (Incorporated herein by reference to Exhibit 3.1 to our current report filed on Form 8-K dated January 20, 2005.)

3.2	Articles of Amendment to the Articles of Incorporation of MedePort, Inc. (Incorporated herein by reference to Exhibit 3.2 to our current report filed on Form 8-K dated January 20, 2005.)

3.3

Articles of Merger dated January 25, 2005 changing the name of the Company to Particle Drilling Technologies, Inc. (Incorporated herein by reference to Exhibit 3.3 to our registration statement on Form S-1 (Registration No. 333-123925).)

3.4	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to our current report filed on Form 8-K dated January 20, 2005.)

10.1	Particle Drilling, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.5 to our current report filed on Form 8-K dated January 20, 2005.)

10.2	Particle Drilling Technologies, Inc. 2005 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to our current report filed on Form 8-K dated April 4, 2005.)

10.3	Form of Incentive Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.6 to our current report filed on Form 8-K dated January 20, 2005.)

10.4	Form of Non-Statutory Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.7 to our current report filed on Form 8-K dated January 20, 2005.)

10.5

Employment Agreement dated August 18, 2003 between ProDril Acquisition Company, Inc. and Jon Christopher Boswell, as amended on April 8, 2004. (Incorporated herein by reference to Exhibit 10.8 to our current report filed on Form 8-K dated January 20, 2005.)

10.6

Employment Agreement dated August 1, 2003 between ProDril Acquisition Company, Inc. and Thomas E. Hardisty, as amended on April 8, 2004. (Incorporated herein by reference to Exhibit 10.9 to our current report filed on Form 8-K dated January 20, 2005.)

10.7

Employment Agreement dated August 1, 2003 between ProDril Acquisition Company and Gordon Tibbitts. (Incorporated herein by reference to Exhibit 10.10 to our current report filed on Form 8-K dated January 20, 2005.)

10.8

Letter agreement dated December 2, 2004 between Particle Drilling Technologies, Inc. and Prentis Tomlinson, Jr. (Incorporated herein by reference to Exhibit 10.11 to our current report filed on Form 8-K dated January 20, 2005.)

10.9

Securities Purchase Agreement, dated as of February 9, 2005, by and among Particle Drilling Technologies, Inc. and the Purchasers listed on Schedule I thereto. (Incorporated herein by reference to Exhibit 10.1 to our current report filed on Form 8-K dated February 10, 2005.)

10.10

Registration Rights Agreement, dated as of February 9, 2005, by and among Particle Drilling Technologies, Inc. and each of the Purchasers. (Incorporated herein by reference to Exhibit 10.2 to our current report filed on Form 8-K dated February 10, 2005.)

10.11

Common Stock Purchase Warrant issued by Particle Drilling Technologies, Inc. to Rita Barr (with attached schedule of substantially identical Common Stock Purchase Warrants not filed with the Securities and

Exchange Commission). (Incorporated herein by reference to Exhibit 10.3 to our current report filed on Form 8-K dated February 10, 2005.)

10.12

Stock Purchase Agreement, dated as of February 8, 2005, by and between Particle Drilling Technologies, Inc. and Prentis B. Tomlinson, Jr. (Incorporated herein by reference to Exhibit 10.4 to our current report filed on Form 8-K dated February 10, 2005.)

10.13

Form of Common Stock Purchase Warrant issued by Particle Drilling Technologies, Inc. to Tejas Securities Group, Inc. (Incorporated herein by reference to Exhibit 10.5 to our current report filed on Form 8-K dated February 10, 2005.)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTICLE DRILLING TECHNOLOGIES, INC.
(Registrant)

Date: May 11, 2005	/s/ J. Chris Boswell
J. Chris Boswell
Senior Vice President and Chief Financial Officer