Form 10-Q
period 2005-06-30
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2005-08-15
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-30819

Particle Drilling Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1563395 (I.R.S. Employer Identification No.)

1021 Main Street, Suite 2650

Houston, Texas 77002
(Address of principal executive offices)
(Zip Code)

713-223-3031

(Registrant’s telephone number, including area code)

808 Travis, Suite 850

Houston, Texas 77002

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 12, 2005 was 24,393,094.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$11,786,046	$20,363
Accounts receivable - related party	9,316	—
Prepaid expenses	89,929	110,535

Total current assets	11,885,291	130,898

Property, plant & equipment, net	1,244,745	451,825

Intangibles, net	980,435	982,612

Other assets	391,089	5,250

Total assets	$14,501,560	$1,570,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$326,829	$864,177
Short-term notes payable	40,000	340,304
Current portion of long-term debt	10,566	10,891
Accrued expenses	225,918	216,553

Total current liabilities	603,313	1,431,925

Long-term debt	12,187	20,201

Commitments and Contingencies - Note 8

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 27,393,094 issued and 24,393,094 outstanding at June 30, 2005, and 18,095,447 issued and outstanding at September 30, 2004	27,393	18,095
Additional paid-in capital	22,781,566	3,974,148
Treasury stock at cost, 3,000,000 shares and -0- shares at June 30, 2005 and September 30, 2004, respectively	(1,500,000)	—
Deficit accumulated during the development stage	(7,422,899)	(3,873,784)

Total stockholders’ equity	13,886,060	118,459

Total liabilities and stockholders’ equity	$14,501,560	$1,570,585

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period from
					June 9, 2003
					(date of
					inception) to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2005	2004	2005	2004	2005

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	731,054	152,444	1,721,457	276,865	2,382,835
General and administrative	859,830	1,091,969	1,973,817	2,194,251	5,159,999

Total operating expenses	1,590,884	1,244,413	3,695,274	2,471,116	7,542,834

Loss from operations	(1,590,884)	(1,244,413)	(3,695,274)	(2,471,116)	(7,542,834)

Other income (expenses)
Interest income	80,725	—	126,102	—	126,102
Rental income	3,880	—	3,880	—	3,880
Gain on debt extinguishment	—	—	26,990	—	26,990
Interest expense	(361)	(10,230)	(10,813)	(17,692)	(37,037)

Total other income (expenses)	84,244	(10,230)	146,159	(17,692)	119,935

Net loss	$(1,506,640)	$(1,254,643)	$(3,549,115)	$(2,488,808)	$(7,422,899)

Net loss per common share, basic and diluted	$(0.06)	$(0.10)	$(0.17)	$(0.21)	$(1.03)

Weighted average number of common shares outstanding, basic and diluted	24,312,819	12,563,072	21,385,891	11,808,866	7,226,995

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			June 9, 2003
			(date of
			inception) to
	Nine Months Ended June 30,		June 30,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$(3,549,115)	$(2,488,808)	$(7,422,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(26,990)	—	(26,990)
Depreciation and amortization expense	244,598	90,427	392,009
Short-term note issued for services	—	44,000	44,000
Common stock issued for services	(66,500)	968,000	931,500
Warrants issued for services	57,999	5,830	63,829
Stock-based employee compensation	177,550	50,814	228,364
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(6,410)	—
Increase in accounts receivable - related party	(9,316)	—	(9,316)
(Increase) decrease in prepaid expenses	20,606	—	(28,939)
Decrease in other current assets	—	7,500	—
Increase (decrease) in accounts payable	(516,868)	133,250	(21,402)
Increase (decrease) in accrued liabilities	9,365	(10,261)	225,918

Net cash used in operating activities	(3,658,671)	(1,205,658)	(5,623,926)

Cash flows from investing activities:
Payments to purchase property and equipment	(999,651)	(1,983)	(1,016,206)
Proceeds from sale of property and equipment	—	6,982	20,957
Payments to purchase intangibles	(35,690)	(154,192)	(295,853)
Payments to purchase other assets	(385,839)	—	(391,089)
Payments issued for note receivable	—	(24,447)	(300,783)
Payments issued for note receivable - related party	—	(56,783)	(56,783)

Net cash used in investing activities	(1,421,180)	(230,423)	(2,039,757)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,647,666	1,028,697	20,975,766
Purchases of treasury stock	(1,500,000)	—	(1,500,000)
Proceeds from issuance of convertible notes	—	553,500	553,500
Repayments of notes payable	(302,132)	(123,013)	(579,537)
Proceeds from borrowings under loan agreements - related parties	—	—	23,195
Repayment of borrowings under loan agreements - related parties	—	(23,195)	(23,195)

Net cash provided by financing activities	16,845,534	1,435,989	19,449,729

Net increase in cash and cash equivalents	11,765,683	(92)	11,786,046

Cash and cash equivalents - beginning of period	20,363	3,502	—

Cash and cash equivalents - end of period	$11,786,046	$3,410	$11,786,046

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,339	$16,023	$37,037

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$60,990
Common stock issued as consideration for account payable	—	6,000	6,000
Common stock issued as consideration for note payable	—	50,000	50,000
Related party note receivable exchanged for property and equipment	—	—	56,783
Note payable converted into common stock	—	553,500	553,500
Property and equipment acquired with assumed liabilities	—	479,610	479,610
Intangibles acquired with assumed liabilities	—	757,792	757,792

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements, which include the accounts of Particle Drilling Technologies, Inc. (the “Company” or “PDTI”) and its subsidiary, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s September 30, 2004 audited consolidated financial statements and notes thereto.  Operating results for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

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

Certain reclassifications have been made to conform prior period amounts to the current period presentation.  These reclassifications had no effect on net loss, earnings per share, or stockholders’ equity.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005.  As such we are required to adopt SFAS 154 by October 1, 2006.  We do not expect this statement to have a material impact on our consolidated financial statements.

3. REVERSE ACQUISITION WITH MEDXLINK, CORP

On July 14, 2004, MedXLink, Corp. (“MXLK”, or the “Parent”), a Nevada corporation and an inactive publicly-traded company, entered into an Agreement and Plan of Reorganization with Particle Drilling Technologies, Inc., a Delaware corporation, (“PDTI-DE”), whereby MXLK agreed to acquire PDTI-DE by merging PDTI Acquisition Corp. (“Merger Sub”), a newly formed Delaware corporation and wholly owned subsidiary of MXLK, with and into

PDTI-DE and issuing common stock of MXLK in exchange for all the outstanding shares of PDTI-DE.  On January 14, 2005, MXLK closed its acquisition of PDTI-DE and issued 16,698,094 shares of common stock (including 3,381,538 shares of common stock issued upon conversion of the same number of shares of Series A Convertible Preferred Stock of PDTI-DE) to holders of common stock of PDTI-DE and reserved for issuance (1) 228,000 shares of common stock pursuant to outstanding warrants to purchase common stock of PDTI-DE, and (2) 3,205,000 shares of common stock pursuant to outstanding options to purchase common stock of PDTI-DE.  In addition, 1,342,404 issued and outstanding shares of common stock of the Parent were cancelled for no consideration in connection with the Merger.  Following the merger, the Parent had 18,248,094 shares of common stock issued and outstanding (which included 3,381,538 shares of common stock issued upon conversion of the same number of shares of Series A Convertible Preferred Stock of PDTI-DE) and an additional 3,433,000 shares of common stock reserved for issuance upon exercise of warrants and options as described above.  Following the merger, PDTI-DE continued as the surviving corporation under the name of Particle Drilling Technologies, Inc. as a subsidiary of Parent, the Parent changed its name to Particle Drilling Technologies, Inc., and its stock trading symbol changed from MXLK.OB to PDRT.OB.  On June 28, 2005, the Company’s shares began trading on the Nasdaq SmallCap Market under the symbol PDRT.

4. NET LOSS PER COMMON SHARE

The Company has presented basic and diluted net loss per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.  In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.  Dilutive net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants.  Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive.  Potentially dilutive securities totaling 5,653,000 and 2,815,000 for the periods ended June 30, 2005 and 2004, respectively, were not included in the computation of weighted average diluted common shares because the impact of these potentially dilutive securities were antidilutive.

5. COMMON STOCK

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

In December 2004, PDTI issued upon exercise of warrants, 33,333 shares of the Company’s common stock for cash at $0.01 per share.

In January 2005, PDTI issued 565,000 shares of its common stock for cash in a private placement at $2.00 per share.  PDTI received proceeds of $1,130,000.  These shares related to a private placement which began in April 2004 and was completed in January 2005.  The Company issued a total of 1,635,000 shares of its common stock under this private placement from April 2004 to January 2005 and received net proceeds of $2,934,000.

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

In January 2005, Prentis B. Tomlinson (PDTI’s former President and CEO until December 2, 2004) and Thomas E. Hardisty, Senior Vice President of Corporate Development of PDTI, cancelled 45,000 and 5,000 shares, respectively, of the Company’s common stock that was valued at $0.001 per share.  Mr. Tomlinson and Mr. Hardisty agreed to cancel these shares of the Company’s common stock in an effort to facilitate the reverse acquisition between PDTI and MedXLink, Corp.

In February 2005, the Company sold 9,000,000 shares of its common stock at $2.00 per share in a private placement that closed February 9, 2005.  The Company received gross proceeds of $18,000,000.  The Company paid 3.0% commissions on the first $15,000,000 and 5.0% commissions on the remaining $3,000,000 gross proceeds received, $100,000 for reimbursable expenses, and legal fees of $315,767 related to the offering.  In addition, PDTI used $1,500,000 of these proceed to repurchase 3,000,000 shares of common stock from Mr. Tomlinson.  These shares were purchased as treasury stock and recorded at cost.

In May 2005, the Company issued 140,000 shares of restricted common stock to Directors and employees at $4.90 per share, which will vest over two and three year periods, respectively.

In May 2005, the Company issued 5,000 shares of restricted common stock to a Director at $5.43 per share, which will vest over a two year period.

At June 30, 2005, the Company had 24,393,094 shares of common stock outstanding and has issued options and warrants to purchase up to 5,653,000 additional shares of the Company’s common stock.

6. STOCK-BASED EMPLOYEE COMPENSATION

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of PDTI.  Provisions under the 2004 Plan allowed for the issuance of up to 3,500,000 shares of common stock pursuant to awards under this Plan.  As of June 30, 2005, the Company had 30,000 shares of common stock available for issuance pursuant to awards under the 2004 Plan.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan provides the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of PDTI.  Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock.  As of June 30, 2005, the Company had 1,200,000 shares of common stock available for issuance pursuant to awards under the 2005 Plan.

7. WARRANTS

In October 2004, PDTI issued warrants to purchase 33,333 shares of the Company’s common stock at $0.01 per share.  The warrants were issued to a financial advisor for services provided.  The Company recorded an expense of $58,000 using the Black-Scholes option pricing model under the following assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 3.34%; and expected life of 0 years.

In connection with a private placement that commenced in April 2004 and completed in January 2005, PDTI issued warrants, in January 2005, to purchase 65,500 shares of the Company’s common stock to certain persons associated with the Placement Agent of this private placement.  Offering expense recorded for these warrants was $80,565.  The related expense was a direct cost of the associated financing and was therefore charged directly to stockholders’ equity.  Each warrant has an exercise price of $2.00 per share with a maximum term of five years.  The fair value of each warrant granted is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 71.86%; risk-free interest rate of 3.73%; and expected life of five years.

In connection with a private placement that was completed February 9, 2005, PDTI issued warrants, in February 2005, to purchase 1,500,000 shares of the Company’s common stock to certain persons associated with the

Placement Agent of this private placement.  Offering expense recorded for these warrants was $2,370,000.  The related expense was a direct cost of the associated financing and was therefore charged directly to stockholders’ equity.  Each warrant has an exercise price of $2.00 per share with a maximum term of ten years.  The fair value of each warrant granted is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 71.86%; risk-free interest rate of 4.00%; and expected life of ten years.

8. COMMITMENTS AND CONTINGINCIES

In March 2005, the Company entered into a five year lease agreement for a new corporate office and delivered to the lessor a security deposit of $350,000 in the form of an irrevocable letter of credit, and is included in other assets on the balance sheet.  In June 2005, the Company moved its corporate offices from 808 Travis Street, Suite 850, Houston, Texas, 77002 to 1021 Main Street, Suite 2650, Houston, Texas, 77002.  The future annual minimum lease payments are $186,256.

The Company renewed the operating lease for its commercial operation facility that expired June 30, 2005.  The lease was renewed for twelve months beginning July 1, 2005, with future annual minimum lease payments at July 1, 2005 of $57,600.

9. RELATED PARTY TRANSACTIONS

In March 2005, the Company entered into a five year sublease agreement with an affiliate of John D. Schiller, interim President and CEO of PDTI, pursuant to which PDTI will sublease approximately 50% of the Company’s 10,310 square foot new corporate office to the affiliate of Mr. Schiller, effective June 2005.  Future annual minimum rental income associated with the sublease is $93,128.

10. INCOME TAXES

The Company reports its income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.  Temporary differences have been created for all stock option plans and are included in the Company’s SFAS 109 computation.  At June 30, 2005, the Company had cumulative net operating loss carryforwards of $7,210,504, which expire in years 2005 through 2023. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at June 30, 2005, have been offset by valuation reserves of the same amount.

11. SUBSEQUENT EVENTS

In August 2005, the Company amended the lease agreement related to its corporate offices to expand the leased premises an additional 1,086 square feet for a total of 11,396 square feet.  The amended lease agreement became effective August 1, 2005.  With respect to the expanded premises only, the future annual minimum lease payments under the amended lease will be an additional $18,756 and will expire January 31, 2011.

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

In June 2005, we successfully completed the second phase of a two phase test on the patented PID bit at the Terratek Drilling Research Laboratory in Salt Lake City.  In July 2005, we completed a two week test program at the GTI Catoosa facility outside of Tulsa, Oklahoma.  At the Catoosa facility, we were able to run the PID system in an actual well, as well as test and refine the operating procedures and processes to better prepare for actual fieldwork.  Overall, we were pleased with the PID system’s drilling performance and identified areas for operational improvement.  We will continue to refine the system and develop operational protocols that should allow us to move the system reliably into the commercial market.  In that connection, we are planning a second test at the Catoosa facility in late October or early November 2005.

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

General and administrative.  General and administrative expenses consist primarily of salaries and benefits, office expense, professional services, and other corporate overhead costs. We anticipate increases in general and administrative expenses as a result of becoming subject to reporting obligations applicable to publicly-held companies in January 2005, and as we continue to develop, test and prepare the PID technology for commercialization.

Results of Operations

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Research and development.  Research and development expenses were $731,054 and $152,444 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of $578,610.  We had only a limited ability to develop the technology due to our lack of funds available during the three months ended June 30, 2004.  As a result of the successful completion of our private placement in February 2005, we have continued to use substantial resources during the three months ended June 30, 2005 to develop and test the PID technology, including a test program conducted at the Terratek drill test facility in Salt Lake City (“Terratek”) during June 2005.  Depreciation expense, included in research and development expense, for the three months ended June 30, 2005 and 2004 was $104,769 and $38,646, respectively, representing an increase of $66,123.  The increase primarily related to the purchase of a key component of the PID System during the three months ended June 30, 2005.

General and administrative.  General and administrative expenses were $859,830 and $1,091,969 for the three months ended June 30, 2005 and 2004, respectively, representing a decrease of $232,139. The decrease was primarily attributed to a high level of stock-based compensation issued to non-employees during the three months ended June 30, 2004.  These issuances were necessary because we had limited liquidity during the early stages of our development that resulted in us issuing more stock-based compensation during the three months ended June 30, 2004.  Depreciation and amortization expense, included in general and administrative expense, for the three months ended June 30, 2005 and 2004 was $19,363 and $12,801, respectively, representing an increase of $6,562.  The increase primarily related to the purchase of office furniture and equipment following the period ended June 30, 2004.

Other income.  Other income was $84,605 and $0 for the three months ended June 30, 2005 and 2004, respectively.  The increase is due to $80,725 of interest earned on the investment of funds secured in the private placement in February 2005, and $3,880 in rental income from a sublease with an affiliate of John D. Schiller, our interim President and CEO.

Interest expense.  Interest expense was $361 and $10,230 for the three months ended June 30, 2005 and 2004, respectively, representing a decrease of $9,869.  The decrease in interest expense was primarily due to the repayment after the three months ended June 30, 2004 of certain notes payable that were assumed in connection with our acquisition of the PID technology.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Research and development.  Research and development expenses were $1,721,457 and $276,865 for the nine months ended June 30, 2005 and 2004, respectively, representing an increase of $1,444,592.  We had limited liquidity to fund the development of the PID technology during the nine months ended June 30, 2004.  As a result of the successful completion of our private placement in February 2005, we have used substantial resources during the second and third quarters of fiscal 2005 to develop and test the PID technology, including two test programs conducted at Terratek in March and June 2005, respectively.  Depreciation expense, included in research and development expense, for the nine months ended June 30, 2005 and 2004 was $190,816 and $67,949, respectively, representing an increase of $122,867.  The increase primarily related to the purchase of equipment related to the PID System during the nine months ended June 30, 2005.

General and administrative.  General and administrative expenses were $1,973,817 and $2,194,251 for the nine months ended June 30, 2005 and 2004, respectively, representing a decrease of $220,434.  The decrease was primarily attributed to a high level of stock-based compensation issued to non-employees during the nine months ended June 30, 2004.  These issuances were necessary because we had limited liquidity during the early stages of our development that resulted in us issuing more stock-based compensation during the nine months ended June 30, 2004.  Depreciation and amortization expense, included in general and administrative expense, for the nine months ended June 30, 2005 and 2004 was $53,782 and $22,478, respectively, representing an increase of $31,304.  The increase primarily related to the purchase of office furniture and equipment during the nine months ended June 30, 2005.

Other Income.  Other income was $156,972 and $0 for the nine months ended June 30, 2005 and 2004, respectively.  The increase is due to $126,102 of interest earned on the investment of funds secured in the private placement in February 2005, and $3,880 in rental income from a sublease with an affiliate of John D. Schiller, our interim President and CEO. We also recorded a gain on debt extinguishments of $26,990 during the nine months ended June 30, 2005 due to settlements on a note payable and an account payable that were related to the liabilities we assumed in connection with our acquisition of the PID technology.

Interest expense.  Interest expense was $10,813 and $17,692 for the nine months ended June 30, 2005 and 2004, respectively, representing a decrease of $6,879.  The decrease in interest expense was primarily due to the payment of certain notes payable that were assumed in connection with our acquisition of the PID technology.  This decrease was partially offset by higher interest expense associated with certain equipment we purchased in July 2004 that was financed with bank debt.  We incurred an additional $1,243 of interest expense related to this equipment note during the nine month period ended June 30, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents.  Cash requirements through the end of the fiscal year 2005 are primarily to fund research and development activities and to continuously improve service capabilities and expand operations. We believe we have sufficient resources to meet our working capital and capital expenditure requirements for at least the next 12 months; however, our continued existence depends on the successful development of the PID technology and our ability to successfully commercialize this technology.

Since inception on June 9, 2003 through June 30, 2005, we have financed our operations through private sales of our equity and the issuance of convertible notes payable, totaling net proceeds of $19,449,729.  As of June 30, 2005, we had $11,786,046 in cash and cash equivalents.

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

Cash Flows from Operations.  Net cash flow used for operations is primarily affected by our research and development progress and business development.  Our cash flow used for operations is also impacted by changes in working capital.  Our net cash flow used for operations was $3,658,671 and $1,205,658 for the nine months ended June 30, 2005 and 2004, respectively, representing an increase of $2,453,013.  The increase is primarily due to our successful fundraising efforts in February 2005 allowing us more cash resources to increase the planned development of the PID technology.  As a result, net loss increased from $2,488,808 to $3,549,115 for the nine month periods ended June 30, 2004 and 2005, respectively, an increase of $1,060,307.  Our changes in operating assets and liabilities, excluding cash and cash equivalents, decreased $620,292 for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004.  The decrease is primarily due to us making our credit obligation payments on-time during the nine months ended June 30, 2005.  We did not have the cash resources to make all timely payments for our credit arrangements during the nine months ended June 30, 2004.  Net cash used in operating activities from June 9, 2003 (date of inception) to June 30, 2005 was $5,623,926.  Net loss during this period was $7,422,899 of which $1,798,973 related to non-cash activities that were added back to reconcile net loss to net cash used in operating activities.  The non-cash activities primarily related to stock-based compensation.  We had limited liquidity during the early stages of development and as a result we issued more stock-based compensation to employees and non-employees.

Cash Flows from Investing Activities.  Our capital spending for the nine months ended June 30, 2005 and 2004 was $1,421,180 and $230,423, respectively, representing an increase of $1,190,757.  During the nine months ended June 30, 2005, we increased capital spending for our research and development activities in accordance with our 2005 capital budget.  Our capital spending since inception (June 9, 2003) has been fully funded from cash flows from financing activities.  We anticipate that our capital expenditures for the remaining of fiscal year 2005 will continue to be fully funded from our available cash and cash equivalents.

Cash Flow from Financing Activities.  Net cash provided by financing activities for the nine months ended June 30, 2005 and 2004 was $16,845,534 and $1,435,989, respectively. During the nine months ended June 30, 2005 and 2004, we received net proceeds of $18,647,666 and $1,582,197, respectively, from the issuance of our common stock and convertible notes. During the nine months ended June 30, 2005, we used $1,500,000 to repurchase 3,000,000 shares of common stock from a shareholder.  We used $302,132 and $123,013 to repay notes payable during the nine months ended June 30, 2005 and 2004, respectively.  During the nine months ended June 30, 2004, we used $23,195 to repay borrowings under a loan agreement with related parties, Prentis B. Tomlinson (PDTI’s former CEO and President until December 2, 2004), and an affiliate of Prentis B. Tomlinson.  During the nine months ended June 30, 2004, a $553,500 note was converted to common stock.

Contractual Obligations.  Our contractual obligations at June 30, 2005 are set forth in the table below. Our long-term debt obligation (including current portion of long-term debt) is related to equipment that was financed for a three year period, beginning July 2004, and is secured by the same equipment. Our operating lease obligations consist of our office and commercial operating facility that are both located in Houston, Texas.

In March 2005, we entered into a five year lease agreement for new corporate offices that commenced in June 2005.  We moved our previous corporate offices that were located at 808 Travis Street, Suite 850, Houston, TX 77002 to 1021 Main Street, Suite 2650, Houston, TX 77002. In March 2005, we delivered to the lessor a security deposit of $350,000 in the form of an irrevocable letter of credit.  Our future annual minimum lease payments are $186,256.  In August 2005, we expanded the corporate office facility an additional 1,086 square feet for a total of 11,396 square feet.  The future annual minimum lease payments for the additional space will be $18,756.

In June 2005, we extended the commercial operating lease that expired June 30, 2005 for one additional year.  The commercial operating lease will expire June 30, 2006.  The future minimum lease payments under this lease are $57,600

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligation (including current portion)	$22,753	$10,566	$12,187	$—	$—
Operating Lease Obligations	988,882	243,856	558,770	186,256	—

Total	$1,011,635	$254,422	$570,957	$186,256	$—

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue. As of June 30, 2005, PDTI had no revenues or EBITDA; therefore no royalties have been paid or accrued.

Related Party Transactions

In March 2005, we entered into a five year sublease agreement with an affiliate of John D. Schiller, our interim President and CEO, pursuant to which this affiliate will sublease from us approximately 5,200 square feet of our corporate office space, effective June 2005.  Future annual minimum rental income associated with the sublease is $93,128.

We believe that the transaction described above was negotiated on an arm’s length basis and that the terms of the transaction was at least as favorable to us as those that could have been obtained from an unaffiliated third party.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements.

Reverse Acquisition.  The acquisition of PDTI was accounted for as a reverse acquisition. Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, we believe the acquisition of PDTI was a “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.” Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, PDTI is considered the acquirer in the reverse acquisition. The historical financial statements are those of PDTI. Earnings per share for periods prior to the merger in January 2005 are restated to reflect the number of equivalent shares received by the acquiring company.

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

Income Taxes.  The Company reports its income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.  Temporary differences have been created for all stock option plans and are included in our SFAS 109 computation.  At June 30, 2005, we had cumulative net operating loss carryforwards of $7,210,504, which expire in years 2005 through 2023. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at June 30, 2005, have been offset by valuation reserves of the same amount.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005.  As such we are required to adopt SFAS 154 by October 1, 2006.  We do not expect this statement to have a material impact on our Consolidated Financial Statements.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements subject to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Risk Factors” in our prospectus filed pursuant to Rule 424 on June 30, 2005. We undertake no obligation to update any forward-looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe that we do not have any material exposure to financial market risk and we do not enter into foreign currency or interest rate transactions.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

There was no change in our internal control over financial reporting during our third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 6. Exhibits

Exhibits:

Exhibit No.	Description

10.1	Particle Drilling Technologies, Inc. 2005 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to our current report filed on Form 8-K dated April 4, 2005.)

10.2

Sublease Agreement dated March 21, 2005 between Particle Drilling Technologies, Inc. and The Exploitation Company, LLP. (Incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 filed on June 27, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTICLE DRILLING TECHNOLOGIES, INC.
(Registrant)

Date: August 15, 2005	/s/ J. Chris Boswell
J. Chris Boswell
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Particle Drilling Technologies, Inc. 2005 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to our current report filed on Form 8-K dated April 4, 2005.)

10.2

Sublease Agreement dated March 21, 2005 between Particle Drilling Technologies, Inc. and The Exploitation Company, LLP. (Incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 filed on June 27, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith
**	Furnished herewith