Form 10-K
period 2005-09-30
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2005-12-14
CIK 759153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-30819

Particle Drilling Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1563395
(State of incorporation)	(I.R.S. Employer Identification No.)

1021 Main Street, Suite 2650 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

713-223-3031

Securities registered Pursuant to Section 12(b) of the Act:

None

Securities registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act..     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒          No ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $103,970,000 as of March 31, 2005 (based on the last sale price of such stock as quoted on the OTCBB).

As of December 9, 2005, there were 24,441,472 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders of Particle Drilling Technologies, Inc. to be filed within 120 days after the close of the fiscal year ended September 30, 2005, which will be incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants and Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

i

Unless the context otherwise requires, all references in this report of the “Company,” “we,” “us,” or “our” are to Particle Drilling Technologies, Inc. and its subsidiary.

PART I

Item 1.  Business

General

Particle Drilling Technologies, Inc., a Nevada corporation, is a holding company organized on June 14, 2002 and was formerly known as MedXLink Corp. We changed our name to Particle Drilling Technologies, Inc. on January 25, 2005, following the merger on January 14, 2005 of our wholly-owned subsidiary with and into Particle Drilling Technologies, Inc., a Delaware corporation ("PDTI").  Prior to our acquisition of PDTI, we were a shell company. Currently our business consists of one segment and one geographic area, and information about our net loss and total assets is located under “Item 8. Financial Statements and Supplementary Data.”

PDTI was formed in March 2004 for the purpose of raising capital and to acquire Particle Drilling, Inc., a Texas corporation. Particle Drilling, Inc. (formerly known as ProDril Acquisition Corp.) was formed in June 2003 for the purpose of acquiring certain of the assets, patents and other intellectual property, and certain liabilities related to the Particle Impact Drilling technology, which we refer to as the “PID technology” or the “PID System.” Particle Drilling, Inc. was merged with and into PDTI in June 2004.

The patented PID System utilizes a specially-designed “fit for purpose” drill bit fitted with jetting nozzles and polycrystalline diamond compact cutting structures. We refer to this bit as the “PID bit.” The nozzles in the PID bit serve to accelerate hardened steel shot entrained with ordinary drilling mud to fracture and remove the formation ahead of the bit. The shot flows back up the wellbore annulus along with the drilling fluid and formation cuttings to the surface where the PID System separates and re-circulates the shot. The PID System is primarily operated utilizing hydraulic energy that is commonly available on drilling rigs used today in combination with the PID System equipment. Each particle is driven into the rock formation at a high velocity and delivers a force many times greater than the compressional strength of the rock, even in formations that exist in the subsurface at elevated hardness and stress. Depending on the volume of shot introduced into the drilling mud, the number of shot strikes on the formation is in excess of four million per minute, thereby yielding a higher rate of penetration than conventional roller cone rock bits.

By comparison, conventional drilling methods using roller cone rock bits rely on mechanical energy created by the weight and torque applied to a bit, and the amount of total rotational mechanical energy available on drilling rigs is limited. The result is that the bit gouges out smaller volumes of rock as the compressional strength of the rock increases with depth and pressure; whereas we believe the volume of rock excavated by the PID System is less affected by rock hardness or depth.

The PID System is designed to entrain, circulate, and recover shot in the mud system without allowing the shot to circulate through the rig pumps. The PID System is designed as a mobile service that will be provided to the oil and gas operator as part of the normal drilling process and is configured to service a well in progress with minimal interference. We are continuing the development of our PID bit and latest shot injector to complement the PID System.

The PID System is expected to result in higher rates of penetration than current conventional drilling methods. The rate of penetration gains generated by the PID System are expected to result in operators paying less variable drilling costs (e.g., rig time, labor, fuel, bits, rentals), which are purchased as part of the ordinary drilling cycle. As a result, we believe the PID System can reduce drilling costs and lower finding costs, thus improving the overall economics to the oil and gas drilling industry in certain geologic basins.

Business Strategy and Plan of Operation

We believe the PID System development has advanced significantly and should be available for commercial trials in the first calendar quarter of 2006.  Our operations plan for the remainder of fiscal year 2006 is expected to include: (1) begin negotiations of commercial contracts with potential customers; (2) implementation of the PID System on a drilling oil or gas well; (3) hiring and training additional field and technical personnel; and (4) assembly of additional PID Systems.

Our initial target customers will be oil and gas operators drilling onshore wells in geologic basins of the U.S. known to have hard rock and/or highly abrasive formations. We will initially focus our marketing and sales efforts on operators with multi-well drilling programs centered in a single U.S. basin. Additionally, we will target customers that exhibit a willingness to embrace emerging technologies and have the financial resources to tolerate the perceived risk associated with utilizing new drilling technologies. Currently we have not entered into any contracts or agreements with potential customers.

We expect to deliver value to our customers as a specialty service provider using patented technology and high quality field personnel. Based on the experience of our management team in the oilfield services industry and the exploration and production industry, we believe that currently no other company attempts to deliver a comparable drilling service utilizing technology that is similar to the PID System and that is targeted to serve the hard rock drilling market. Instead, we believe drill bit and drilling mud manufacturers generally design and sell products for hard rock environments that are based on conventional drilling technology.

We expect to operate in a fashion more comparable to a directional drilling or well stimulation service provider in which we will provide our system and field personnel who will work with the rig crews to operate our system as an integral component of the drilling operation, and we will offer our services on a gain sharing basis whereby the cost saved as a result of using the PID System will be shared between us and the operator. The PID System is expected to result in higher rates of penetration, thereby reducing drilling costs and lowering finding costs to improve the overall economics of the oil and gas drilling industry in certain geologic basins. While this gain sharing model will initially be the preferred way to gain market share, we believe that equal or greater returns can be achieved through a more traditional dayrate or fixed fee structure. Initially, we intend to utilize the revenue model most preferred by our potential customer base so long as satisfactory returns are realized.

In order to attain market acceptance, we expect to eventually offer operating contracts that will charge a fixed hourly rate and fees based on consumables such as the drill bits and the steel shot. We recognize that some oil and gas companies will only accept fixed pricing, especially in international operations dealing with tenders and government partners. Additionally, this contracting strategy will facilitate working where exploration wells and development wells do not have ample offset drilling data on which to establish a performance baseline.  We expect that this contracting strategy will produce margins that are similar to the gain sharing model.

Industry

Both oil and natural gas markets have seen a robust pricing environment since 2002.  According to the November 8, 2005 Energy Outlook release published by the Energy Information Administration (EIA), many of the same factors that drove world oil markets in 2005, such as low OPEC spare production capacity and rapid growth of demand, will continue to affect markets in 2006.  The EIA Annual Energy Outlook 2005 estimates strong economic growth will continue through 2025 with an average 3.1% growth per year.  The energy-intensive manufacturing component of the U.S. economy is expected to grow at 1.5% per year.  As of December 2, 2005, the Baker Hughes U.S. land rig count was at 1,360, a 21% increase from a year earlier.

We believe that economic growth and the projected oil and gas commodity pricing environment will continue to drive increased drilling and activities of the oilfield service and supply sector over the next two years, and likely beyond.  We believe that the capacity constrained U.S. land rig market will continue to experience dayrate price increases over utilization.  As a result, we believe North American land drillers and related service providers will continue to be some of the biggest beneficiaries of the oil and gas price environment and economic growth.

The Drilling Industry—We do not believe the current conventional drilling process using traditional rotary rig equipment and roller cone drill bits has fundamentally changed in a significant manner since the first commercial applications of the equipment by the Hughes Tool Company in the 1920s. Although horizontal drilling and other innovations in the way these drilling systems are used have greatly increased well productivity, gains in rates of penetration and absolute drilling efficiency were limited until 1989. At that time, fixed cutter polycrystalline diamond compact bits, or “PDC bits,” became a functional alternative to roller cone bits for a limited but growing segment of the drilling market. This technology was focused on wells drilled in softer formations as PDC bits could achieve higher rates of penetration and longer run times, both of which achieved appreciable cost savings by reducing drilling time. The industry has adopted PDC bits for these specific applications, although a PDC bit can cost several times as much as a comparable roller cone bit.  Despite the increased effectiveness of the PDC bit and other technologies, we believe that operators and drilling engineers continue to actively seek ways to improve rates of penetration, particularly in hard rock and abrasive formations, and are very receptive to using promising new technologies.

The PID System

Particle Recovery System—The PID System utilizes a mobile shot delivery and recovery system capable of operating with most conventional drilling rigs used in our target markets. Our system is designed to entrain, circulate, and recover the shot without allowing the material to pass through the rig pumps. Previous particle abrasive drilling systems did not have the ability to circulate, separate, and re-circulate the abrasive or abrading particles and the material passed through the normal rig pumps. An example is the system known as “Abrasive-Jet Drilling” used by Gulf Research and Development Co., a division of Gulf Oil Corporation (“Gulf”), in the 1960’s and 1970’s. Gulf made a number of significant advances in the technology of delivering particles under pressure for the purpose of increasing rate of penetration, which aided us in the development of the PID System. Basically, the Gulf system used fine particle abrasives to scrape, scour, gouge or abrade the formations in order to remove it. This technology requires very high surface pressures up to 11,000 psi in order to give the small particle the velocity to abrade the formation ahead of the drill bit.  The PID System utilizes larger particles at normal rig pressures to fracture the formation ahead of the drill bit.

Rig Integration—The PID System is designed to connect to and service an operational well in progress with minimal interference to normal drilling operations. All PID System equipment is either mounted on trucks or trailers, and we expect that the system can be installed on a rig during a scheduled bit trip. A good portion of the PID System may be mobilized and rigged up offline so as not to interfere with the drilling operation in progress. Once the operator is finished with the PID System, we expect that it can be taken offline in one to two hours and demobilized with no further interference with the drilling operation. We believe this operational transparency is extremely important for industry acceptance of the PID System.

PID Bit—We are continuing the development of our fit-for-purpose PID bit. The PID bit is a fixed-cutter bit designed with a PDC cutting structure.  Eight series of full scale tests were conducted at TerraTek Drilling Laboratory (“TerraTek”), an independent drilling research and testing facility located in Salt Lake City, Utah during the period from July 2002 through February 2003. These tests indicated that the PID bit and PID System are capable of achieving penetration rates ranging from two to four times faster than current conventional methods in hard rock conditions similar to our target market. Our target markets are drilling intervals where hard and/or abrasive formations result in penetration rates averaging ten feet per hour or less.

Recent Testing of the PID System

Testing of the PID Systems was conducted at TerraTek in March and June of this year.  In March 2005, we conducted a series of 11 full scale tests on two versions of the PID bit designed with four jetting nozzles: (1) a high volume PID bit and (2) a low volume PID bit. The high volume PID bit is designed to operate with 600 or more gallons per minute (“GPM”) of total fluid, including up to 16.5 GPM of shot. The low volume PID bit is aimed at reducing horsepower requirements during drilling operations, and is designed to operate with 400 to 450 GPM of total fluid, including up to 16.5 GPM of shot. Test results of the high volume PID bit during March performed in-line with our expectations. In particular, this PID bit demonstrated improved rate of penetration performance and bit/cutter durability versus the previously tested 3-nozzle PID bit. Tests of the low volume PID bit indicated that the center nozzle of the bit was undersized. This resulted in lack of shot to the center hole and large-sized cuttings from the rock ring which caused the testing to end prematurely.

In June 2005, we conducted another series of 11 full scale tests at TerraTek on three versions of the PID bit: (1) a modified version of the high volume PID bit, (2) a modified version of the low volume PID bit, and (3) a next generation high volume PID bit. Design changes were made based on data collected during the March tests in order to improve shot distribution by modifying nozzle diameters and placement. All three bits exhibited consistent drilling performance throughout a number of separate tests, including shot rates of 12, 14 and 16.5 GPM, with bit weights varying at 5,000, 10,000 and 15,000 pounds. During this testing phase, we were able to determine that overall penetration rates for all three bits met or exceeded our expectations. In general, penetration rates for the modified high volume PID bit and the next generation high volume PID bit demonstrated a greater than 10% improvement over the high volume PID bit we tested in March. Further, we tested the modified low volume PID bit that we were unable to test reliably in March. The penetration rate of the modified low volume PID bit consistently performed as well as or better than the next generation high volume PID bit, and consistently exceeded performance of the original high volume PID bit and the modified high volume PID bit.

In July 2005, we completed a two week test program at the Gas Technology Institute’s Catoosa test drilling facility (“Catoosa”) near Tulsa, Oklahoma.  At Catoosa, we were able to adapt the PID System to an actual well, run the system under full operating conditions and further test and refine procedures and processes for operating the PID System.  During this test sequence, we observed drilling penetration rates at or above expected rates through very hard limestone intervals, but also through softer sandstones and shale formations.  We also identified areas for improvement including the shot injector system, maintenance of desired mud properties and system procedures to improve connection time, shot handling at surface and some test site related improvements related to the test well surface casing and rig flow line.  Modifications and improvements were made in order to continue testing and to log more hours on the PID system at Catoosa in October and November 2005.

In November 2005, we completed another three weeks of testing at Catoosa and were able to log more continuous hours on the PID System under various operating conditions.  The various operating conditions tested include two PID bit designs; two PID bit sizes; both low and high flow rates of drilling fluid ranging from 425 to over 600 GPM, and different shot injection rates.  All conditions tested were effective at delivering target level rates of penetration through very hard and abrasive intervals.  We also developed and tested procedures for items that did not perform satisfactorily in our prior tests at Catoosa in July of this year, including enhancing the shot injection system, reducing the connection time and developing improvements in the handling of shot in the wellbore and at the surface.  The shot injection system was improved, and it functioned and performed reliably during this test.  Based on this test, some additional improvements will be made to the PID bit and also the shot recovery system at surface.  We believe these improvements are rather straightforward and will not necessitate a return trip to Catoosa or TerraTek prior to deploying the PID system on a commercial trial.

Our primary products still need to demonstrate satisfactory performance in the commercial market. Our operations plan calls for further research and development, including the development of different bit sizes and a newer and more efficient injector system. Poor performance of the PID bit or other components of the PID System while conducting commercial trials could further extend the shop and laboratory testing phase, which would delay the full commercialization of the PID System and increase the funds needed to complete our research and development. This would have the effect of slowing our advancement as funds otherwise intended to build new PID Systems and expand our operations may be needed to conduct additional research.

Competition

Based on the experience of our management team in the oilfield services industry and the exploration and production industry, we believe that currently no other company attempts to deliver a comparable drilling service utilizing technology that is similar to the PID System and that is targeted to serve the hard rock drilling market.  The oilfield services industry in which we compete, however, is highly competitive, and most of our potential competitors will have greater financial resources than we do. Many of our potential competitors have been in the oilfield drilling business for many years and have well-established business contacts with exploration and production companies. Competitors may enter markets served or proposed to be served by us, and we may not be able to compete successfully against such companies or have adequate funds to compete effectively.  Recent developments in PDC bits have made them more durable and capable of drilling in certain hard rock environments; however, many customers operating in our target markets continue to utilize roller cone rock bits.

Patents

Acquisition of Patents and Licenses.    Our predecessor company acquired the intellectual property and certain assets and assumed certain liabilities underlying the PID technology in January 2004 pursuant to certain acquisition agreements in which we agreed to (1) purchase certain of the assets and assume certain of the liabilities of ProDril Services Inc. (“PSI”) and

ProDril Services International, Ltd. (“PSIL”) related to the PID technology, (2) purchase certain patents related to the PID technology from Curlett Family Limited Partnership, Ltd. (“CFLP”), (3) acquire certain technology licenses from CCORE Technology and Licensing, Ltd. (“CTL”), (4) continue the funding of initial research and development expenses with respect to the technology acquired, and (5) take steps towards the commercialization of the PID technology.

Pursuant to such acquisition agreements with CFLP, we acquired from CFLP their entire right, title and interest throughout the world in and to patents related to the PID technology, including all CFLP inventions and the following patents:

• U.S. Patent No. 6,386,300, issued May 14, 2002, entitled “Formation cutting method and system.”

• U.S. Patent No. 6,581,700, issued June 24, 2003, entitled “Formation cutting method and system.”

In addition to the inventions embodied in the CFLP patents described above, we also acquired from CFLP, among other things, other patent applications that are pending and certain proprietary know-how pertaining specifically to the PID technology.

The patent assignment from CFLP is subject to an exclusive license to CFLP to make and sell or otherwise commercially exploit, for non-oil and gas industry applications, products developed by CFLP that embody the patents or inventions assigned to us by CFLP, or our improvements thereto.

In connection with the acquisition of such technology, we are required to pay to certain of the aforementioned entities a royalty equal to, in the aggregate, four percent of our quarterly gross revenue received as a result of the patents, inventions and know-how received from CFLP.

Acquisition of Patents and Licenses

We have continued to enhance and improve upon the PID technology and to develop additional technology and know-how in the application of the PID technology.  The PID technology and related technologies remain core to our business, and we have continued to seek patent protection in the United States and other countries in which we expect there to be a significant market for application of our technology.

Research and Development

We are in the development stage focused primarily on research and development.  We maintain an active research and development program.  The program improves existing products and processes, develops new products and processes, and improves engineering standards and practices that will serve the changing needs of our customers.  Our expenditures for research and development activities were $2,802,155 in 2005, $621,752 in 2004, and $39,626 from June 9, 2003 (date of inception) to September 30, 2003.

In our continuing effort to enhance the PID technology, we have retained Beeken TechQuest, Ltd. (Beeken) to develop a more efficient and cost effective shot injector system.  Beeken is led by Dr. B.N. Murali, formerly the Vice President of Technology for Halliburton Energy Services.  During his last nine years at Halliburton, Dr. Murali was in charge of developing new technology for all product service lines.  Beeken is designing a system to replace the existing shot injection system with a simpler, less expensive approach.  This system has the potential to reduce the cost of the PID System while providing redundant injection capability.

Environmental Regulations

We are subject to numerous and changing local, state, and federal laws and regulations concerning the use, storage, treatment, disposal and general handling of materials, some of which may be considered to be hazardous substances and wastes, and restrictions concerning the release of pollutants and contaminants into the environment. These laws and regulations may require us to obtain and maintain certain permits and other authorizations mandating procedures under which we must operate and restrict emissions and discharges. Many of these laws and regulations provide for strict joint and several liabilities for the costs of cleaning up contamination resulting from releases of regulated materials, substances and wastes into the environment. Violation of these laws and regulations as well as terms and conditions of operating permits issued to us may result in the imposition of administrative, civil, and criminal penalties and fines, remedial actions or, in more serious situations, shutdowns or revocation of permits or authorizations. We believe that future compliance by our operating businesses with existing laws and regulations will not have a material adverse effect on us and that future capital expenditures for environmental remediation will not be material.

We regularly monitor and review our operations, procedures and policies for compliance with environmental laws and regulations and our operating permits. There can be no assurance that a review of our past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on us.  In addition, the revocation of any of our material operating permits, the denial of any material permit application or the failure to renew any interim permit, could have a material adverse effect on us. In addition, compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect us.

Employees

As of November 30, 2005, we had 15 employees.  None of our employees are covered by collective bargaining agreements.  We believe that relationships with our employees are satisfactory.

Website

Our website is located at www.particledrilling.com.  The filings we make with the Securities and Exchange Commission (“SEC”), such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they have been filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “1934 Act”).  Forms 3, 4 and 5 filed with respect to equity securities under Section 16(a) of the 1934 Act are also available on the website.  All of these materials are located at the “Investor Relations” link.

Our website also includes the following corporate governance materials, at the link “Corporate Governance:” the Code of Business Conduct & Ethics, and charters of each Board committee, including the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. You may also obtain a printed copy of any of the materials referenced above by contacting us through the website or at the following address: Particle Drilling Technologies, Inc., 1021 Main Street, Suite 2650, Houston, Texas 77002.

Item 1A.  Risk Factors

We have a limited operating history and no revenues and are subject to risks inherent in a new business enterprise. As a result, we have not demonstrated to date that we can successfully implement our business plan or that the PID technology will be successful in a commercial application.

We have recently acquired PDTI, which had a limited operating history and, accordingly, is subject to substantial risks inherent in the commencement of a new business enterprise. Prior to our acquisition of PDTI in January 2005, we had no material operations. The business of PDTI was originally established in June 2003 to: (1) purchase certain of the assets and assume certain of the liabilities of ProDril Services, Incorporated (“PSI”) and ProDril Services International, Ltd. (“PSIL”), related to the PID technology; (2) purchase certain patents underlying the PID technology from the Curlett Family Limited Partnership, Ltd. (“CFLP”); (3) acquire certain technology licenses related to the PID technology from CCORE Technology and Licensing, Ltd. (“CTL”); (4) continue the funding of initial research and development expenses with respect to the technology acquired; and (5) take steps towards the commercialization of the PID technology. To date, the business has not generated any revenue from its operations. We may not be able to successfully develop, commercialize or market our products, generate revenues, or operate profitably. Additionally, we and our business have a very limited operating history that investors can analyze to aid them in making an informed judgment as to the merits of an investment in us. Any investment in us should be considered a high risk investment because you will be investing in a development stage company with unforeseen costs, expenses, competition, and other problems to which new ventures are often subject. In addition, the technology we acquired is still in the development stage and has not yet been applied in a commercial setting. Currently we have not entered into any contracts or agreements with potential customers. Because we are a development stage company, our prospects must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive industry.

We have limited sources of liquidity and may not be able to obtain sufficient funding to realize positive cash flows.

We require substantial capital to pursue our operating strategy and execute our business plan. As we have no internal sources of liquidity, we will continue to rely on external sources for liquidity, and for the foreseeable future, our principal source of working capital will be from capital we have raised through private placements of our securities and other external sources.

Our current monthly operating overhead is approximately $275,000, excluding research and development costs, and we expect that such amount will increase as we expand our operations.  Should we require additional capital, we may not be able to obtain funds from external sources in sufficient amounts to fund our business plan.

Even if we are able to demonstrate the commercial application of our products, we may require additional capital in the future to produce our products in sufficient commercial quantities in order for us to realize positive cash flows. Any such additional capital may lead to additional dilution of our shareholders. Additionally, it may be difficult for us to raise additional capital in sufficient quantities or at all.

The PID System is a new technology and it may never be accepted in the marketplace.

Certain aspects of the PID technology have not been used or deployed in a commercial oil and gas well. Market acceptance of our products will largely depend upon our ability to demonstrate the PID System’s efficiency, cost effectiveness, safety features and ease of use. We may not be able to demonstrate that the PID System can effectively be deployed on a commercial oil and gas well in a safe and cost-effective manner. The use of the PID technology will also depend upon concerted sales efforts by us and our marketing team. The PID System may never be accepted in the market in preference to other competing technologies that currently exist or that may subsequently be developed. If our products are not generally accepted by the marketplace, we may not realize sufficient revenues or cash flow to execute our operations plan and we may be forced to pursue a different strategy or liquidate our company.

In order to enter the oilfield services market on a full scale basis, we must successfully complete additional research and development, the cost of which may exceed the amounts we have budgeted in our operations plan. Any such cost overruns could exhaust our available capital and force us to raise additional capital, which capital may not be available or may lead to additional dilution of our shareholders.

Our primary products must demonstrate satisfactory performance in the commercial market. Our operations plan calls for further research and development, including the development of different bit sizes and a newer and more efficient injector system. Poor performance of the PID bit or other components of the PID System while conducting commercial trials could further extend the shop and laboratory testing phase, which would delay the full commercialization of the PID System and increase the funds needed to complete our research and development. This would have the effect of slowing our advancement as funds otherwise intended to build new PID Systems and expand our operations may be needed to conduct additional research.

Regardless of the success of the initial research and development, we will require additional research and development and capital spending to continuously improve our service capabilities and expand our operations. We presently intend to finance a portion of our expansion through the use of bank or lease financing. As such, our inability to obtain such financing on favorable terms, or at all, could delay or prevent us from fully commercializing our technology. In addition, regardless of the amount of research and development completed by us, our products may never be successful in commercial operations.

We are obligated to make certain royalty payments that will limit our profitability.

In connection with our acquisition of the PID technology, we agreed to make certain royalty payments to PSI and PSIL. Under our agreement with PSI, we are obligated to pay PSI a royalty on a quarterly basis equal to 18.0% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology for such quarter until an aggregate of $67,500,000 has been paid to PSI. Under our agreement with PSIL, we are obligated to pay PSIL a royalty on a quarterly basis equal to 2.0% of our EBITDA derived from the use of the PID technology for such quarter until an aggregate of $7,500,000 has been paid. We have also entered into additional royalty agreements that require us to pay a total of 4.0% of our quarterly gross revenue derived from the use of the PID technology to certain entities from which we acquired the PID technology. These royalty obligations will have the effect of limiting our liquidity and our profitability.

We rely on the intellectual property rights we acquired to the PID technology and we may not be able to successfully protect or defend our intellectual property rights. Our competitive position depends to a significant extent on our ability to assert and defend our intellectual property rights in order to restrict other competitors from offering similar services.

Our success depends on certain patents and patent applications that we purchased from CFLP, CTL, PSI and PSIL, along with other proprietary intellectual property rights we intend to develop. We rely on a combination of nondisclosure and other contractual arrangements and trade secret, patent, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. The steps we have taken to protect our rights may not be adequate to deter misappropriation of our proprietary information. We also may not be able to detect unauthorized use of and take appropriate steps to enforce our intellectual property rights. In addition, the laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as do the laws of the United States. Also, despite the steps taken by us to protect our proprietary rights, others may develop technologies similar or superior to the PID technology or design around the proprietary rights we own.

We are also subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property which is the subject of the asserted infringement. If we are unable to successfully enforce our intellectual property rights, or if claims are successfully brought against us for infringing the intellectual property rights of others, such events could cause us to pay substantial damages, cause us to lose a key competitive advantage, force us to conduct additional research to develop non-infringing technology or cause us to have to pursue a different business strategy.

We are currently engaged in litigation that could have a material adverse effect on our liquidity and results of operations.

PDTI filed a lawsuit in District Court in Harris County, Texas in November 2004 styled Particle Drilling Technologies, Inc. vs. PSI Distribution Incorporated, Harry B. Curlett, Curlett Family Limited Partnership, Ltd., CCore Technology and Licensing, Ltd., Deep Heat Energy Corporation, and Energeo, LP to recover certain tangible and intangible assets that PDTI believes should have been transferred as part of the Acquisition Agreement among PSI, the Curlett Group (as defined below) and the successor company of PDTI. It was pursuant to this acquisition that PDTI acquired its intellectual property rights to the PID technology. In January 2005, PDTI reached a settlement with one of the defendants, PSI Distribution Incorporated (“PSID”), which is the successor entity to PSI, whereby PDTI agreed to hold PSID harmless with regard to this lawsuit in exchange for PSID’s agreement to re-affirm and ratify the Acquisition Agreement. Further, PDTI obtained in this settlement any rights, claims and causes of action that PSID may have to pursue damages or to recover assets from the other parties named in the lawsuit.

On December 6, 2004, PDTI received a response to the above-referenced lawsuit from certain of the defendants, namely Harry B. Curlett, CFLP, CTL and Deep Heat Energy Corporation, which we refer to as the “Curlett Group,” in which the Curlett Group asserted a counterclaim against PDTI claiming, among other things, that PDTI (1) owes Mr. Curlett $40,000 plus default interest at 18% per annum under a promissory note and certain fees incurred in connection with collection under the note; (2) committed a breach of contract in connection with the Acquisition Agreement referenced in the preceding paragraph and the closing of that agreement in January 2004; (3) engaged in economic duress and fraud in the inducement in connection with the negotiation and closing of the Acquisition Agreement; and (4) committed fraud in connection with that transaction. The counterclaim requests damages of, among other things, judgment on the $40,000 principal amount of the promissory note plus accrued default interest and costs of collection, actual damages of not less than $10 million for breach of contract and fraud, exemplary damages of not less than $20 million and a declaratory judgment rescinding the Acquisition Agreement.

By filing this lawsuit, we seek to recover the intellectual property related to the PID technology as it applies to non-oil and gas applications. We believe the counterclaim made by the Curlett Group is without merit. We intend to vigorously pursue our claims in this case and shall vigorously defend the alleged counterclaims by the Curlett Group. Discovery in this litigation is ongoing, however, and our position with regard to the merits of the various claims and defenses may change as additional information is adduced through the discovery process. The outcome of all litigation is inherently uncertain; as a result, we do not know at this time whether or not we will recover any of the intellectual property that we seek to recover in our original petition or if any or all of the remedies requested by the Curlett Group in their counter-claim will be awarded. If the monetary damages requested in this counterclaim were granted in a judgment against us, such damages would severely impair our ability to continue as a going concern. Furthermore, if the request for rescission of the Acquisition Agreement that closed in January 2004 is granted as requested by the counterclaim, such a judgment could have the effect of causing us to lose all intellectual property ownership rights to the PID technology.

We may face intense competition in our industry from companies with a more established reputation and greater financial resources than us.

The oilfield services industry in which we compete is highly competitive, and most of our potential competitors will have greater financial resources than we do. Many of our potential competitors have been in the oilfield drilling business for many years and have well-established business contacts with exploration and production companies. Competitors may enter markets served or proposed to be served by us, and we may not be able to compete successfully against such companies or have adequate funds to compete effectively.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

In connection with our acquisition of PDTI, we assumed warrants to purchase 228,000 shares of common stock and options issued under PDTI’s 2004 Incentive Stock Plan to purchase 3,205,000 shares of common stock. In connection with the private placement of our common stock in February 2005, we granted the placement agent warrants to purchase 1,500,000 shares of our common stock. Since our acquisition of PDTI, we have issued options to purchase an additional 720,000 shares of our common stock. The common stock issuable upon exercise of these options and warrants represents approximately 19% of our outstanding shares of common stock on a fully-diluted basis. The exercise of these options and warrants would result in substantial dilution to our existing stockholders and any sales of these shares of common stock, or the perception that these sales might occur, could lower the market price of our common stock.

We presently do not intend to pay cash dividends on our common stock.

We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, we anticipate that all earnings, if any, will be retained to finance the future expansion of our company.

Item 1B.  Unresolved Staff Comments

None Applicable

Item 2.  Properties

Our principal executive and administrative office facility is leased in downtown Houston, Texas at One City Centre, 1021 Main Street, Suite 2650, Houston, Texas 77002. We also lease an 11,000 square foot operating facility at 7407 Wright Road, Houston, Texas 77041.

We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our business.

Item 3.  Legal Proceedings

PDTI filed a lawsuit in District Court in Harris County, Texas in November 2004 styled Particle Drilling Technologies, Inc. vs. PSI Distribution Incorporated, Harry B. Curlett, Curlett Family Limited Partnership, Ltd., CCore Technology and Licensing, Ltd., Deep Heat Energy Corporation, and Energeo, LP to recover certain tangible and intangible assets that PDTI believes should have been transferred as part of the Acquisition Agreement among PSI, the Curlett Group (as defined below) and the successor company of PDTI. It was pursuant to this acquisition that PDTI acquired its intellectual property rights to the PID technology. In January 2005, PDTI reached a settlement with one of the defendants, PSID, whereby PDTI agreed to hold PSID harmless with regard to this lawsuit in exchange for PSID’s agreement to re-affirm and ratify the Acquisition Agreement. Further, PDTI obtained in this settlement any rights, claims and causes of action that PSID may have to pursue damages or to recover assets from the other parties named in the lawsuit.

On December 6, 2004, PDTI received a response to the above-referenced lawsuit from certain of the defendants, namely Harry B. Curlett, CFLP, CTL and Deep Heat Energy Corporation, which we refer to as the “Curlett Group,” in which the Curlett Group asserted a counterclaim against PDTI claiming, among other things, that PDTI (1) owes Mr. Curlett $40,000 plus default interest at 18% per annum under a promissory note and certain fees incurred in connection with collection under the note; (2) committed a breach of contract in connection with the Acquisition Agreement referenced in the preceding paragraph and the closing of that agreement in January 2004; (3) engaged in economic duress and fraud in the inducement in connection with the negotiation and closing of the Acquisition Agreement; and (4) committed fraud in connection with that transaction. The counterclaim requests damages of, among other things, judgment on the $40,000 principal amount of the promissory note plus accrued default interest and costs of collection, actual damages of not less than $10 million for breach of contract and fraud, exemplary damages of not less than $20 million and a declaratory judgment rescinding the Acquisition Agreement.

By filing this lawsuit, we seek to recover the intellectual property related to the PID technology as it applies to non-oil and gas applications. We believe the counterclaim made by the Curlett Group is without merit. We intend to vigorously pursue our claims in this case and shall vigorously defend the alleged counterclaims by the Curlett Group. Discovery in this litigation is ongoing, however, and our position with regard to the merits of the various claims and defenses may change as additional information is adduced through the discovery process. The outcome of all litigation is inherently uncertain; as a result, we do not know at this time whether or not we will recover any of the intellectual property that we seek to recover in our original petition or if any or all of the remedies requested by the Curlett Group in their counter-claim will be awarded. If the monetary damages requested in this counterclaim were granted in a judgment against us, such damages would severely impair our ability to continue as a going concern. Furthermore, if the request for rescission of the Acquisition Agreement that closed in January 2004 is granted as requested by the counterclaim, such a judgment could have the effect of causing us to lose all intellectual property ownership rights to the PID technology.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2005 to a vote of the holders of our common stock, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol PDRT.  Prior to June 28, 2005, shares of our common stock were traded on the OTC Bulletin Board.  Prior to the announcement of our agreement to acquire PDTI on July 14, 2004, there was limited trading in our common stock and therefore the prices quoted for periods prior to such date should not be considered to be based on an established public trading market.  The following table sets forth the high and low bid prices per share of our common stock for the fiscal years ended September 30, 2005 and 2004.  All prices quoted from the time when our common stock was traded on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2004
First Quarter	$0.10	$0.10
Second Quarter	$0.10	$0.10
Third Quarter	$0.10	$0.10
Fourth Quarter	$3.75	$0.10

2005
First Quarter	$3.57	$3.39
Second Quarter	$6.09	$5.69
Third Quarter	$6.15	$5.91
Fourth Quarter	$4.59	$4.22

Holders

The approximate number of holders of record of the shares of our common stock was 290 as of November 30, 2005.

Use of Proceeds

On June 29, 2005, the Securities and Exchange Commission declared effective our registration statement of Form S-1 (Registration No. 333-123925).  The registration statement registers for resale from time to time 14,131,538 shares of our common stock previously issued to the selling stockholders named therein for an aggregate offering amount of $66,135,598.  We have not and will not receive any proceeds from the sale of the shares of common stock that are subject to the registration statement.  The offering is continuing and ongoing and is not managed by an underwriter.  We have incurred expenses of approximately $105,000 in connection with the filing of the registration statement for legal and accounting fees and associated costs.

Dividends

Holders of shares of common stock will be entitled to receive cash dividends when, as and if declared by our Board of Directors, out of funds legally available for payment thereof. However, if dividends are not declared by our Board of Directors, no dividends shall be paid. We have not paid any dividends on our common stock since our inception.

We do not anticipate that any cash dividends will be paid in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, we anticipate that all earnings, if any, will be retained to finance our future expansion. Therefore, prospective investors who anticipate the need for immediate income by way of cash dividends from their investment should not purchase our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes as of September 30, 2005, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	n/a	n/a
Equity compensation plans not approved by security holders*	5,593,000	$1.44	1,230,000

Total	5,593,000	$1.44	1,230,000

*      The following equity compensation plans have not been approved by security holders:

•         In April 2004, the Board of Directors of Particle Drilling, Inc. approved and adopted the 2004 Stock Plan.  The stockholders of PDTI adopted this plan in August 2004.  This plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to our directors, employees and consultants.  This plan provides for the issuance of options and restricted stock awards to purchase or issue up to 3,500,000 shares of common stock.  Awards may be granted at not less than the fair market value (as defined in this plan) on the date such awards are granted.  The options expire ten years from the date granted unless otherwise specified in the award agreement.

•         In March 2005, our Board of Directors approved and adopted the Particle Drilling Technologies, Inc. 2005 Stock Incentive Plan.  This plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to our directors, employees and consultants.  This plan provides for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock.  Awards may be granted at not less than the fair market value (as defined in this plan) on the date the awards are granted.  The options expire ten years after date of grant unless otherwise specified in the award agreement.

•         On April 30, 2004, Particle Drilling, Inc. granted warrants to ten consultants as consideration for services provided to Particle Drilling, Inc.  Pursuant to these warrants, the ten consultants have the right to purchase up to an aggregate of 90,000 shares of common stock of Particle Drilling, Inc. (consisting of warrants to purchase 30,000 shares, 25,000 shares, 6,000 shares, 6,000 shares, 5,000 shares, 5,000 shares, 5,000 shares, 4,000 shares, 2,000 shares and 2,000 shares).  On June 17, 2004, Particle Drilling, Inc. granted warrants to an additional consultant for services provided to Particle Drilling, Inc., pursuant to which such consultant has the right to purchase up to 10,000 shares of common stock of Particle Drilling, Inc.  The warrants described in this paragraph have an exercise price of $0.12 and a maximum term of five years from the date granted.  All of these warrants were converted into warrants to purchase common stock of PDTI in connection with the merger of Particle Drilling, Inc. into PDTI, and were then assumed by our company in connection with our acquisition of PDTI.

•         On November 1, 2004, PDTI granted warrants to two consultants as consideration for services provided to PDTI, pursuant to which such consultants have the right to purchase up to 10,000 shares and 2,500 shares, respectively, of common stock of PDTI.  The warrants described in this paragraph have an exercise price of $3.00 per share and maximum term of five years from the date granted.  In connection with our acquisition of PDTI, we assumed these warrants.

•         On January 11, 2005, PDTI granted warrants to eight parties affiliated with the placement agent as compensation for their services in connection with the private placement of PDTI Series A preferred stock in January 2005.  Pursuant to these warrants, the parties affiliated with the placement agent have the right to purchase up to an aggregate of 65,500 shares of our common stock (consisting of warrants to purchase 32,641 shares, 10,000 shares, 6,667 shares, 5,000 shares, 5,000 shares, 2,192 shares, 2,000 shares and 2,000 shares).  The warrants described in this paragraph have an exercise price of $2.00 and a maximum term of five years from the date granted.  In connection with our acquisition of PDTI, we assumed these warrants.

•         On February 9, 2005, we granted warrants to seven parties affiliated with the placement agent in connection with the private placement of our common stock in February 2005 as consideration for services provided to us.  Pursuant to these warrants, the parties affiliated with the placement agent have the right to purchase up to an aggregate of 1,500,000 shares of our common stock (consisting of warrants to purchase 800,000 shares, 360,000 shares, 135,000 shares, 135,500 shares, 30,000 shares, 25,000 shares and 15,000 shares).  The warrants described in this paragraph have an exercise price of $2.00 per share and a maximum term of ten years from the date granted.

Item 6.  Selected Financial Data

The following table sets forth selected financial data of the Company derived from our consolidated financial statements. The selected financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included elsewhere in this report.

			Period from June 9, 2003 (date of inception) to
	Year Ended September 30,		September 30,
	2005	2004	2003

Statement of Operations Data:
Revenues	$—	$—	$—
Operating expenses:	—	—	—
Research and development	2,802,155	621,752	39,626
General and administrative	2,744,963	2,683,024	503,158
Loss from operations	(5,547,118)	(3,304,776)	(542,784)
Other income (expenses)	260,050	(26,224)	—
Net loss	$(5,287,068)	$(3,331,000)	$(542,784)

Basic and Diluted Net Loss Per Share:
Loss from operations	$(0.25)	$(0.25)	$(0.07)
Net loss	$(0.24)	$(0.25)	$(0.07)
Weighted average shares outstanding	22,150,365	13,364,183	7,741,646

Cash Flow Data:
Net cash used in operating activities	$(4,625,184)	$(1,714,691)	$(250,566)
Net cash used in investing activities	(1,723,254)	(267,546)	(351,031)
Net cash provided by financing activities	16,832,721	1,999,098	605,099

Balance Sheet Data (at end of period):
Cash and cash equivalents	$10,504,646	$20,363	$3,502
Working capital surplus (deficiency)	9,386,096	(1,301,027)	(5,575)
Total assets	13,548,413	1,570,585	362,033
Long-term debt	9,463	20,201	—
Total stockholders’ equity	12,148,107	118,459	69,120

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and related notes that are included elsewhere in this report.

Overview

On January 14, 2005, we acquired Particle Drilling Technologies, Inc., a privately-held Delaware corporation (“PDTI”). As a result of this acquisition, our company, which previously was a shell company that had no material operations, acquired the business of PDTI and we are now engaged in the development of the PID System (the "PID System"), a patented system utilizing a specially designed “fit for purpose” drill bit fitted with jetting nozzles and polycrystalline diamond compact cutting structures for use in the oil and gas drilling industry.

We are a development-stage company and have a limited operating history.  Our predecessor company for financial reporting purposes was formed on June 9, 2003 to acquire the technology related to the PID System (the “PID technology”). We are still developing this technology, and to date, we have not generated any revenues from our operations.  As we continue to execute our operations plan, we expect our development and operating expenses to increase.

In June 2005, we completed the second phase of a two phase test on the patented PID bit at the TerraTek Drilling Laboratory (“TerraTek”), an independent drilling research and testing facility located in Salt Lake City, Utah.  In July 2005, we completed a two week test program at the GTI Catoosa drilling facility (“Catoosa”) outside of Tulsa,

Oklahoma.  At Catoosa, we were able to run the PID System in an actual well, and also test and refine the operating procedures and processes to better prepare for actual fieldwork.  Overall, we were pleased with the PID System’s drilling performance and identified areas for operational improvement.

In November 2005, we completed our testing program at Catoosa and were able to run the PID System while drilling multiple hard and abrasive intervals.  Additionally, we were able to evaluate performance and further develop operating procedures for the PID System.  We also developed and tested procedures for items that did not perform satisfactorily in our prior tests at Catoosa in July of this year, including enhancing the shot injection system, reducing the connection time and developing improvements in the handling of shot in the wellbore and at the surface.  The shot injection system was improved and functioned and performed reliably during the test.

The various operating conditions tested include two drill bit (PID bit) designs; two PID bit sizes; both low and high flow rates of drilling fluid ranging from 425 to over 600 GPM, and different shot injection rates.  All conditions tested were effective at delivering target level rates of penetration through very hard and abrasive intervals.  During testing we identified certain engineering and design improvements that will be implemented to make the system more robust.  In some instances, the high flow PID bits suffered fracturing and washout erosion problems associated with the nozzles.  We are confident that with some adjustments to material and design in specific areas of the PID bit, this issue will be overcome, as it was not a prevalent problem with all PID bits tested.  The modifications needed to improve performance can be fully evaluated in our research facility in Houston, Texas, thus avoiding the need to return to Catoosa or TerraTek prior to deploying the PID System on a commercial trial.

During the test program, representatives from potential customers visited the test site and witnessed testing.  We believe the PID System will be available for commercial trials in target application areas in the first calendar quarter of 2006.  The immediate market for this drilling system will focus on wells that are drilling less than 100 feet per day in a normal pressure environment utilizing a 7 7/8” or 8 1/2” bit.

Research and development.    We have made and expect to continue to make substantial investments in research and development activities in order to develop and market our PID technology. Research and development costs consist primarily of general and administrative and operating expenses related to research and development activities. We expense research and development costs as incurred except for property, plant and equipment related to research and development activity that have an alternative future use. Property, plant and equipment for research and development activity that have an alternative future use are capitalized and the related depreciation is expensed as research and development costs.

In our continuing effort to enhance the PID technology, we have retained Beeken TechQuest, Ltd. (Beeken) to develop a more efficient and cost effective shot injector system.  Beeken is led by Dr. B.N. Murali, formerly the Vice President of Technology for Halliburton Energy Services.  During his last nine years at Halliburton, Dr. Murali was in charge of developing new technology for all product service lines.  Beeken is designing a system to replace the existing shot injection system with a simpler, less expensive approach.  This system has the potential to reduce the cost of the PID System while providing redundant injection capability.

General and administrative.    General and administrative expenses consist primarily of salaries and benefits, office expense, professional services, and other corporate overhead costs. We have experienced and expect to continue to experience increases in general and administrative expenses as a result of: (1) becoming subject to reporting and compliance obligations applicable to publicly-held companies in January 2005; (2) stock-based compensation accounted for under Statements of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment; and (3) as we continue to develop, test and prepare the PID technology for commercialization.

Comparison of Year Ended September 30, 2005 with Year Ended September 30, 2004

Research and development.    Research and development expenses were $2,802,155 and $621,752 for the years ended September 30, 2005 and 2004, respectively, representing an increase of $2,180,403.  We had only a limited ability to develop the PID technology due to our lack of funds available during the year ended September 30, 2004.  As a result of the completion of our private placement in February 2005, we have continued to use substantial resources during fiscal 2005 to develop and test the PID technology, including a test program conducted at TerraTek during March and June 2005 and a test program conducted at Catoosa during July and November 2005.  In fiscal 2005, research and developement expences also increased due to direct costs associated with the development of the injector system and PID bits of $1,508,430 while no such comparable costs were incurred in fiscal 2004.  Indirect cost, or overhead, relating to research and development increased $671,973 during fiscal 2005 compared to fiscal 2004.  We hired additional employees, made certain modifications to our research facility and had an increase in depreciation expense as a result of additional property purchased during fiscal 2005.

General and administrative.    General and administrative expenses were $2,744,963 and $2,683,024 for the years ended September 30, 2005 and 2004, respectively, representing an increase of $61,939.  Excluding stock-based compensation for both years, general and administrative expenses increased $917,534 during fiscal 2005 compared to fiscal 2004.  The increase is primarily related to reporting and compliance obligations applicable to publicly-held companies.

Other income (expenses).    Other income (expenses) were $260,050 and ($26,224) for the years ended September 30, 2005 and 2004, respectively, representing an increase in other income of $286,274.  The increase was primarily attributable to interest income, rental income and the gains on debt extinguishment during fiscal 2005.  Interest income was due to the interest earned on the investment of funds received in our private placement in February 2005.  In addition, we record $7,761 each month in rental income due from Energy XXI, an affiliate of John D. Schiller (our former interim President and Chief Executive Officer until November 15, 2005, and currently one of our directors).  Such monthly rental payments do not begin until December 2005.  Gains on debt extinguishment were due to settlements on a note payable and certain accounts payable that were related to the liabilities we assumed in connection with our acquisition of the PID technology.

Comparison of Year Ended September 30, 2004 with Period from June 9, 2003 (date of inception) to September 30, 2003

Research and development.    Research and development expenses were $621,752 and $39,626 for the year ended September 30, 2004 and for the period from June 9, 2003 to September 30, 2003, respectively, representing an increase of $582,126.  The increase was principally due to:  (1) the short term of our existence during fiscal year 2003; (2) the acquisition of our core technology during fiscal year 2004; and (3) depreciation expense related to research and development equipment of $109,376 during fiscal year 2004.  In January 2004, we acquired the PID technology and began design work on the PID bit and the PID System.  During fiscal year 2004, we also moved our operating facility from Cody, Wyoming to Houston, Texas.

General and administrative.    General and administrative expenses were $2,683,024 and $503,158 for the year ended September 30, 2004 and for the period from June 9, 2003 to September 30, 2003, respectively, representing an increase of $2,179,866.  The increase was primarily due to the short term of our existence during fiscal year 2003.  During fiscal year 2004, we issued common stock valued at approximately $974,000 for services primarily connected with placement agent and advisory services.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents.  Cash requirements through the end of the fiscal year 2006 are primarily to fund research and development activities, to continuously improve service capabilities, expand operations, general and administrative costs and capital expenditures.  We believe we have sufficient resources to meet our working capital and capital expenditure requirements for at least the next 12 months; however, our continued existence depends on the successful development of the PID technology and our ability to successfully commercialize this technology.

Since inception on June 9, 2003 through September 30, 2005, we have financed our operations through private sales of our equity and the issuance of convertible notes payable, totaling net proceeds of $19,436,918.  As of September 30, 2005, we had $10,504,646 in cash and cash equivalents.

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

Cash Flows from Operations.  Cash flow used for operations is primarily affected by our research and development progress and business development.  Net cash flows used for operations during the year ended September 30, 2005 were $4,625,184 compared to $1,714,691 and $250,566 for fiscal 2004 and fiscal 2003, respectively.  The increase from fiscal 2004 to fiscal 2005 was the result of our successful fundraising efforts in February 2005 allowing us more cash resources to increase the planned development expenditures for the PID technology.  In addition, we became subject to the reporting requirements of the Securities Exchange Act of 1934 in January 2005, thus resulting in increased general and administrative costs.  The increase from fiscal 2003 to fiscal 2004 was primarily due to our being in operation for only four months for the period ended September 30, 2003.  During fiscal year 2004, we began developing the PID technology that we acquired in January 2004.  Our working capital since inception (June 9, 2003) has been fully funded from cash flows from financing activities.

Cash Flows from Investing Activities.  Our capital spending for the year ended September 30, 2005 was $1,723,254 compared to $267,546 and $351,031 for fiscal 2004 and fiscal 2003, respectively.  During the year ended September 30, 2005, we increased capital spending for our research and development activities in accordance with our 2005 capital budget. Our capital spending since inception (June 9, 2003) has been fully funded from cash flows from financing activities.  We anticipate that our capital expenditures for the next several months will continue to be fully funded from our available cash and cash equivalents.

Cash Flow from Financing Activities.  Net cash provided by financing activities for year ended September 30, 2005 was $16,832,721 compared to $1,999,098 and $605,099 for fiscal 2004 and fiscal 2003, respectively.  During each of the years ended September 30, 2005 and 2004, and during the period from June 9, 2003 (date of inception) to September 30, 2003, we received net proceeds of $18,647,666, $2,299,696, and $581,904, respectively, from the issuance of our common stock and convertible notes.  During the year ended September 30, 2005, we used $1,500,000 to repurchase 3,000,000 shares of common stock from a shareholder.  We used $314,945, $277,403 and $0 to repay notes payable during the years ended September 30, 2005 and 2004, and during the period from June 9, 2003 (date of inception) to September 30, 2003, respectively.  During the year ended September 30, 2004, a $553,500 note was converted to common stock, and we used $23,195 to repay borrowings under a loan agreement with related parties, Prentis B. Tomlinson (PDTI’s former President and Chief Executive Officer until December 2, 2004), and an affiliate of Prentis B. Tomlinson.

Contractual Obligations.    Our contractual obligations at September 30, 2005 are set forth in the table below.  Our long-term debt obligation (including current portion of long-term debt) is related to equipment that was financed for a three year period, beginning July 2004, and is secured by the same equipment.  Our operating lease obligations consist of our office and commercial operating facility that are both located in Houston, Texas.

In March 2005, we entered into a five year lease agreement for new corporate offices that commenced in June 2005.  We moved our previous corporate offices that were located at 808 Travis Street, Suite 850, Houston, Texas 77002 to 1021 Main Street, Suite 2650, Houston, Texas 77002.  In March 2005, we delivered to the lessor a security deposit of $350,000 in the form of an irrevocable letter of credit.  Our future annual minimum lease payments are $186,256.  In August 2005, we expanded the corporate office facility an additional 1,086 square feet for a total of 11,396 square feet.  The future annual minimum lease payments for the additional space will be $18,758.

In June 2005, we extended the commercial operating lease that expired June 30, 2005 for one additional year.  The commercial operating lease will expire June 30, 2006. The future minimum lease payments under this lease are $43,200.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligation (including current portion)	$21,060	$11,597	$9,463	$—	$—
Operating Lease Obligations	1,020,199	248,214	615,042	156,943	—

Total	$1,041,259	$259,811	$624,505	$156,943	$—

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in

January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology.  As of September 30, 2005, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

Related Party Transactions

In March 2005, we entered into a five year sublease agreement with an affiliate of John D. Schiller, our former interim President and Chief Executive Officer until November 15, 2005, and currently one of our directors pursuant to which this affiliate subleased from us approximately 5,200 square feet of our corporate office space, beginning in June 2005.  Future annual minimum rental income associated with the sublease is $93,128.  Total future minimum rental income associated with the sublease for the full term of the lease is $442,358.

We believe that the transaction described above was negotiated on an arm’s length basis and that the terms of the transaction was at least as favorable to us as those that could have been obtained from an unaffiliated third party.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements.

Reverse Acquisition.  The acquisition of PDTI was accounted for as a reverse acquisition.  Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, we believe the acquisition of PDTI was a merger of a private operating company into a non-operating public shell corporation with nominal net assets which typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors.  These transactions are considered by the staff of the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations.  That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.  Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, PDTI is considered the acquirer in the reverse acquisition.  The historical financial statements are those of PDTI.  Net loss per share for periods prior to the merger in January 2005 are restated to reflect the number of equivalent shares received by the acquiring company.

Impairment of Long-Lived Assets.  We evaluate our long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows.  We also evaluate the capitalized costs for patents and patent applications filed but not issued for possible impairments.  We have not identified any such impairment losses to date.

Stock-Based Compensation.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, Share-Based Payment.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued.  This statement is effective for new awards and those modified, repurchased or cancelled in interim or annual reporting periods beginning after June 15, 2005.  We have adopted this standard and the effects of the early adoption did not have a material impact on our consolidated financial statements.

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

Income Taxes.  The Company reports its income taxes in accordance with SFAS 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes.  Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.  Temporary differences have been created for all stock option plans and are included in our SFAS 109 computation.  At September 30, 2005, we had cumulative net operating loss carryforwards of approximately $7,001,000, which expire in years 2006 through 2024.  No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time.  Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at September 30, 2005, have been offset by valuation reserves of the same amount.

Net Loss per Share.  The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share.  In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants.  Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive.  Potentially dilutive securities for the years ended September 30, 2005 and 2004 and for the period from June 9, 2003 (date of inception) to September 30, 2003 that have been excluded are 934,835, 98,771 and 0, respectively.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections.  This new standard replaces Accounting Principals Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005.  As such we are required to adopt SFAS No. 154 by October 1, 2006.  We do not expect this statement to have a material impact on our consolidated financial statements.

Forward-Looking Statements

Statements in this annual report on Form 10-K that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements subject to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information.  We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

These forward-looking statements are made based upon our management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties.  We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, the results of testing of our products, the availability of capital resources and the other factors described under “Item 1A. Risk Factors”.  We undertake no obligation to update any forward-looking statements except as required by law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We believe that we do not have any material exposure to financial market risk and we do not enter into foreign currency or interest rate transactions.

Item 8.  Financial Statements and Supplementary Data

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

Index to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2005 and 2004

Consolidated Statements of Operations for the years ended September 30, 2005 and 2004, and for the periods from June 9, 2003 (date of inception) to September 30, 2003 and June 9,
2003 (date of inception) to September 30, 2005

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2005 and 2004, and for the periods from June 9, 2003 (date of inception) to September 30, 2003 and June 9, 2003 (date of inception) to September 30, 2005

Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004, and for the periods from June 9, 2003 (date of inception) to September 30, 2003 and June 9,
2003 (date of inception) to September 30, 2005

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  Under the supervision and with the participation of our company’s management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework, the management of our company concluded that our internal control over financial reporting was effective as of September 30, 2005.

The assessment by the management of our company of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by UHY Mann Frankfort Stein & Lipp CPAs, LLP, an independent registered public accounting firm, as stated in their report that follows.

/s/ J. CHRIS BOSWELL
Interim Chief Executive Officer and
Chief Financial Officer

Houston, Texas
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Particle Drilling Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing on page 20, that Particle Drilling Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Particle Drilling Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Particle Drilling Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Particle Drilling Technologies, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended September 30, 2005 and 2004,  and periods from June 9, 2003 (date of inception) to September 30, 2003 and June 9, 2003 (date of inception) to September 30, 2005, and our report dated December 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY Mann Frankfort Stein & Lipp CPAs, LLP

Houston, Texas
December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Particle Drilling Technologies, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Particle Drilling Technologies, Inc. and subsidiaries (the “Company”) (a development stage company) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2005 and 2004, and for the periods from June 9, 2003 (date of inception) to September 30, 2003 and June 9, 2003 (date of inception) to September 30, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Particle Drilling Technologies, Inc. as of September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended September 30, 2005 and 2004, and for the periods from June 9, 2003 (date of inception) to September 30, 2003 and June 9, 2003 (date of inception) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY Mann Frankfort Stein & Lipp CPAs, LLP

Houston, Texas
December 14, 2005

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	September 30, 2004

ASSETS

Current assets:
Cash and cash equivalents	$10,504,646	$20,363
Accounts receivable - related party	42,330	—
Prepaid expenses	229,963	110,535

Total current assets	10,776,939	130,898

Property, plant & equipment, net	1,277,982	451,825

Intangibles, net	1,102,403	982,612

Other assets	391,089	5,250

Total assets	$13,548,413	$1,570,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,056,733	$864,177
Short-term notes payable	79,880	340,304
Current portion of long-term debt	11,597	10,891
Accrued liabilities	242,633	216,553

Total current liabilities	1,390,843	1,431,925

Long-term debt	9,463	20,201

Commitments and Contingencies - See Note 15

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 27,441,472 shares issued and 24,441,472 shares outstanding at September 30, 2005, and 18,095,447 shares issued and outstanding at September 30, 2004	27,441	18,095
Additional paid-in capital	22,781,518	3,974,148
Treasury stock at cost, 3,000,000 shares and -0- shares at September 30, 2005 and September 30, 2004, respectively	(1,500,000)	—
Deficit accumulated during the development stage	(9,160,852)	(3,873,784)

Total stockholders’ equity	12,148,107	118,459

Total liabilities and stockholders’ equity	$13,548,413	$1,570,585

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from June 9, 2003 (date of inception) to	Period from June 9, 2003 (date of inception) to
	Year Ended September 30,		September 30,	September 30,
	2005	2004	2003	2005

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	2,802,155	621,752	39,626	3,463,533
General and administrative	2,744,963	2,683,024	503,158	5,931,145

Total operating expenses	5,547,118	3,304,776	542,784	9,394,678

Loss from operations	(5,547,118)	(3,304,776)	(542,784)	(9,394,678)

Other income (expenses)
Interest income	209,305	—	—	209,305
Rental income - related party	27,162	—	—	27,162
Gain on debt extinguishment	35,283	—	—	35,283
Interest expense	(11,700)	(26,224)	—	(37,924)

Total other income (expenses)	260,050	(26,224)	—	233,826

Net loss	$(5,287,068)	$(3,331,000)	$(542,784)	$(9,160,852)

Net loss per common share, basic and diluted	$(0.24)	$(0.25)	$(0.07)	$(0.56)

Weighted average number of common shares outstanding - basic and diluted	22,150,365	13,364,183	7,741,646	16,408,395

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from June 9, 2003 (date of inception)

to September 30, 2005

						Deficit
						Accumulated	Total
					Additional	During	Stockholders’
	Common Stock		Treasury Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Retroactive restatement of stockholders’ equity prior to merger for recapitalization	1,550,000	$1,550	—	$—	$(1,550)	$—	$—

Common stock issued to founders at $0.001 per share in June 2003	9,000,000	9,000	—	—	—	—	9,000

Common stock issued in private placement for cash at $2.00 per share from June 2003 to September 2003, less offering expense of $436,096	504,500	505	—	—	572,399	—	572,904

Common stock issued for services provided at $2.00 per share in July 2003	15,000	15	—	—	29,985	—	30,000

Net loss	—	—	—	—	—	(542,784)	(542,784)

Balance, September 30, 2003	11,069,500	11,070	—	—	600,834	(542,784)	69,120

Common stock issued in private placement for cash at $2.00 per share from October 2003 to February 2004, less offering expense of $166,322	196,800	197	—	—	227,080	—	227,277

Common stock issued for services provided at $2.00 per share in October 2003	27,000	27	—	—	53,973	—	54,000

Common stock issued for cash at $2.00 per share from October 2003 to March 2004	325,000	325	—	—	649,675	—	650,000

Common stock issued for cash at $1.82 per share in October 2003	2,750	2	—	—	4,998	—	5,000

Common stock issued in exchange for note payable at $2.00 per share in January 2004	25,000	25	—	—	49,975	—	50,000

Common stock issued for services provided at $2.00 per share in January 2004	12,000	12	—	—	23,988	—	24,000

Common stock issued for cash at $0.72 per share in March 2004	69,508	70	—	—	49,930	—	50,000

Common stock issued for cash at $0.97 per share in March 2004	15,480	15	—	—	14,985	—	15,000

Common stock issued for cash at $0.75 per share in March 2004	35,000	35	—	—	26,215	—	26,250

Common stock issued for services provided at $2.00 per share in March 2004	70,000	70	—	—	139,930	—	140,000

Common stock issued for services provided at $2.00 per share in March 2004	75,000	75	—	—	149,925	—	150,000

Common stock issued for cash at $0.74 per share in April 2004	23,500	23	—	—	17,477	—	17,500

Common stock issued in exchange of accounts payable at $0.12 per share upon exercise of warrants in April 2004	50,000	50	—	—	6,850	—	6,900

Common stock issued for cash at $0.12 per share upon exercise of warrants from April 2004 to June 2004	113,909	114	—	—	15,605	—	15,719

Common stock issued for cash at $0.12 per share upon exercise of employee stock options in June 2004	200,000	200	—	—	32,062	—	32,262

Common stock issued in connection with advisory agreement at $0.12 per share in June 2004	5,000,000	5,000	—	—	595,000	—	600,000

Common stock issued at $1.50 per share upon conversion of note payable in June 2004, less offering expense	410,000	410	—	—	553,090	—	553,500

Common stock issued in private placement for cash at $2.00 per share from July 2004 to September 2004, less offering expense	375,000	375	—	—	717,125	—	717,500

Fair value of common stock warrants issued for services	—	—	—	—	2,880	—	2,880

Stock-based employee compensation	—	—	—	—	42,551	—	42,551

Net loss	—	—	—	—	—	(3,331,000)	(3,331,000)

Balance, September 30, 2004	18,095,447	18,095	—	—	3,974,148	(3,873,784)	118,459

Common stock issued in private placement for cash at $2.00 per share from October 2004 to February 2005, less offering expense	850,000	850	—	—	1,581,585	—	1,582,435

Common stock issued for services provided at $1.75 per share in October 2004	10,000	10	—	—	17,490	—	17,500

Common stock issued upon cashless exercise of warrants at $0.12 per share in December 2004	9,314	10	—	—	(10)	—	—

Common stock issued for cash at $0.01 per share upon exercise of warrants in December 2004	33,333	33	—	—	302	—	335

Common stock cancelled at $0.12 per share in January 2005	(700,000)	(700)	—	—	(83,300)	—	(84,000)

Common stock cancelled at $0.001 per share in January 2005	(50,000)	(50)	—	—	50	—	—

Common stock issued in private placement for cash at $2.00 per share in February 2005, less offering expense	9,000,000	9,000	—	—	14,605,332	—	14,614,332

Repurchase of common stock at $0.50 per share in February 2005	—	—	(3,000,000)	(1,500,000)	—	—	(1,500,000)

Restricted stock issued to employees at $4.90 per share in May 2005	140,000	140	—	—	(140)	—	—

Restricted stock issued to employees at $5.45 per share in May 2005	5,000	5	—	—	(5)	—	—

Common stock issued upon cashless exercise of warrants at $0.12 per share in August 2005	48,378	48	—	—	(48)	—	—

Fair value of common stock warrants issued for services	—	—	—	—	2,508,564		2,508,564

Stock-based employee compensation	—	—	—	—	177,550		177,550

Net loss	—	—	—	—	—	(5,287,068)	(5,287,068)

Balance, September 30, 2005	27,441,472	$27,441	(3,000,000)	$(1,500,000)	$22,781,518	$(9,160,852)	$12,148,107

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from June 9, 2003 (date of inception) to	Period from June 9, 2003 (date of inception) to
	Year Ended September 30,		June 30,	June 30,
	2005	2004	2003	2005

Cash flows from operating activities:
Net loss	$(5,287,068)	$(3,331,000)	$(542,784)	$(9,160,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(35,283)	—	—	(35,283)
Depreciation and amortization expense	391,467	147,409	—	538,876
Short-term note issued for services	—	44,000	—	44,000
Common stock issued for services	(66,500)	968,000	30,000	931,500
Warrants issued for services	57,999	5,830	—	63,829
Stock-based employee compensation	177,550	50,814	—	228,364
Changes in operating assets and liabilities:
Increase in accounts receivable - related party	(42,330)	—	—	(42,330)
Increase in prepaid expenses	(68,428)	(49,545)	—	(117,973)
(Increase) decrease in other current assets	—	7,500	(7,500)	—
Increase in accounts payable	221,329	362,527	132,939	716,795
Increase in accrued liabilities	26,080	79,774	136,779	242,633

Net cash used in operating activities	(4,625,184)	(1,714,691)	(250,566)	(6,590,441)

Cash flows from investing activities:
Payments to purchase property and equipment	(1,167,134)	(16,555)	—	(1,183,689)
Proceeds from sale of property and equipment	—	20,957	—	20,957
Payments to purchase intangibles	(170,281)	(185,468)	(74,695)	(430,444)
Payments to purchase other assets	(385,839)	(5,250)	—	(391,089)
Payments issued for note receivable	—	(24,447)	(276,336)	(300,783)
Payments issued for note receivable - related party	—	(56,783)	—	(56,783)

Net cash used in investing activities	(1,723,254)	(267,546)	(351,031)	(2,341,831)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,647,666	1,746,196	581,904	20,975,766
Repurchase of common stock	(1,500,000)	—	—	(1,500,000)
Proceeds from issuance of convertible notes	—	553,500	—	553,500
Repayments of notes payable	(314,945)	(277,403)	—	(592,348)
Proceeds from borrowings under loan agreements - related parties	—	—	23,195	23,195
Repayment of borrowings under loan agreements - related parties	—	(23,195)	—	(23,195)

Net cash provided by financing activities	16,832,721	1,999,098	605,099	19,436,918

Net increase in cash and cash equivalents	10,484,283	16,861	3,502	10,504,646

Cash and cash equivalents - beginning of period	20,363	3,502	—	—

Cash and cash equivalents - end of period	$10,504,646	$20,363	$3,502	$10,504,646

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,004	$24,697	$—	$38,701

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$51,000	$60,990	—	$111,990
Common stock issued as consideration for account payable	—	6,000	—	6,000
Common stock issued as consideration for note payable	—	50,000	—	50,000
Related party note receivable exchanged for property and equipment	—	56,783	—	56,783
Note payable converted into common stock	—	553,500	—	553,500
Property and equipment acquired with assumed liabilities	—	479,610	—	479,610
Intangibles acquired with assumed liabilities	—	757,792	—	757,792

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Particle Drilling Technologies, Inc. (“PDTI”or the “Company”) is a Nevada corporation, formerly named MedXLink, Corp. (“MXLK”).  On January 14, 2005, Particle Drilling Technologies, Inc., a Delaware corporation (“PDTI-DE ”) merged with a subsidiary of MXLK in a stock-for-stock transaction as a result of a merger and plan of reorganization agreement between MXLK and PDTI-DE.  Pursuant to the above merger, MXLK assumed PDTI-DE’s operations and business plan and changed its name to Particle Drilling Technologies, Inc.

PDTI is a development stage company engaged in the development of a proprietary drilling system technology (“Particle Impact Drilling” or “PID”).  The PID technology is designed to increase the rate-of-penetration in the drilling process, particularly in hard rock drilling environments.  PDTI intends to develop and exploit this technology by commercializing the PID system in the oil and gas industry.

PDTI is devoting substantially all of its efforts to product development, commercializing the technology and recruiting personnel. PDTI has substantially funded its operations with proceeds from the issuance of common stock.  In the course of the development activities, PDTI has sustained operating losses and expects such losses to continue into fiscal 2006.  PDTI will finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and through the generation of revenues once commercial operations get underway.  However, the Company has yet to generate any revenues, and has no assurance of future revenues.  To management’s knowledge, no company has yet marketed a salable product using the technology that is being developed by the Company.  Even if marketing efforts are successful, substantial time may pass before revenues are realized.  In management’s opinion, based on available cash and cash equivalents on hand, PDTI has sufficient liquidity to meet its working capital and capital expenditure requirements for at least the next twelve months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  Certain reclassifications have been made to conform prior period amounts to the current period presentation.  These reclassifications had no effect on net loss, net loss per share or stockholders’ equity.

Reverse Acquisition

For the purposes of these consolidated financial statements, the merger of PDTI-DE into MXLK was treated as a reverse acquisition.  Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors.  These transactions are considered by the staff of the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations.  That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.  Accordingly, the reverse acquisition has been accounted for as a recapitalization.  For accounting purposes, PDTI is considered the acquirer in the reverse acquisition.  The historical consolidated financial statements are those of PDTI.  Net loss per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary.  All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

Cash Equivalents

Cash equivalents include highly liquid investments with a maturity of three months or less when acquired.

Fair Value of Financial Instruments

We invest cash in excess of operating requirements in U.S. Money Market Funds.  The carrying amounts reported in the consolidated balance sheets for current assets and current liabilities approximate fair value due to the short maturity of these items.

Concentration of Credit Risk

Financial instruments that potentially subject PDTI to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are deposited in demand in one financial institution in the United States.  Deposits held with financial institutions may exceed the amount of insurance provided on such deposits.  PDTI has not experienced any material losses on its deposits of cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from three to five years.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.  Whenever assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is expensed as incurred and any significant improvements that extend the useful life of the assets are capitalized.

Intangible Assets

An intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) is initially recognized and measured based on its fair value.  The costs of a group of assets acquired in a transaction other than a business combination are allocated to the individual assets acquired based on their relative fair values and are not considered goodwill.  The cost is measured based on the fair value of the consideration given or the fair value of the net assets acquired, whichever is more reliably measurable.  Intangible assets are amortized on a straight-line basis over the best estimate of their useful lives.  The amortization period and amortization method are reviewed annually at each financial year-end.  Additional patent and application costs are capitalized, and amortized over their useful lives once the patents are issued.

Impairment of Long-Lived Assets

PDTI evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows.  PDTI also evaluates the capitalized costs for patents and patent applications filed but not issued for possible impairments. PDTI has not identified any such impairment losses to date.

Offering Expense

Offering expenses consist primarily of placement fees and expenses, professional fees and printing costs.  These expenses are charged against the related proceeds from the sale of Company stock in the periods in which they occur or charged to expense in the event of a terminated offering.

Income Taxes

The Company follows Statements of Financial Accounting Standards (“SFAS”) No. 109 Accounting for Income Taxes. This statement requires an asset and liability approach for financial accounting and reporting for income tax purposes.  This statement recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Provisions (benefits) for income taxes result from permanent and temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation

The Company follows SFAS No. 123(R), Share-Based Payment.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entities equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued.

Research and Development

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

Net Loss Per Share

The Company has presented basic and diluted net loss per share pursuant SFAS No. 128, Earnings Per Share.  In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants.  Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive.  Potentially dilutive securities for the years ended September 30, 2005 and 2004 and for the period from June 9, 2003 (date of inception) to September 30, 2003 that have been excluded are 934,835, 98,771 and 0 respectively.

The following is the calculation of basic and diluted weighted average shares outstanding and net loss per share for each of the years and periods ending September 30:

			Period from	Period from
			June 9, 2003	June 9, 2003
			(date of	(date of
	Year Ended September 30,		inception) to	inception) to
			September 30,	September 30,
	2005	2004	2003	2005

Net loss (numerator):
Net loss - basic and diluted	$(5,287,068)	$(3,331,000)	$(542,784)	$(9,160,852)

Weighted average shares (denominator):
Weighted average shares - basic and diluted	22,150,365	13,364,183	7,741,646	16,408,395

Net loss per share:
Basic and diluted	$(0.24)	$(0.25)	$(0.07)	$(0.56)

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections.  This new standard replaces Accounting Principals Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005.  As such we are required to adopt SFAS No. 154 by October 1, 2006.  We do not expect this statement to have a material impact on our consolidated financial statements.

3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at September 30:

	2005	2004

Office furniture and equipment	$200,360	$66,070
Machines and equipment	1,530,665	497,821

Total cost of property and equipment	1,731,025	563,891

Less: accumulated depreciation	453,043	112,066

Total property and equipment, net	$1,277,982	$451,825

For the years ended September 30, 2005 and 2004 and the period from June 9, 2003 (date of inception) to September 30, 2003, depreciation expense totaled $340,977, $112,066 and $0, respectively.

4. INTANGIBLE ASSETS

The following is a summary of intangibles, at cost less accumulated amortization, at September 30:

	2005	2004

Intangibles, at cost	$1,188,236	$1,017,955
Less: accumulated amortization	85,833	35,343

Total intangibles, net	$1,102,403	$982,612

During fiscal years 2005 and 2004, the Company incurred direct cost of $170,281 and $88,192, respectively, for patents filed but not issued.

The estimated amortization expense for each of the five succeeding years following September 30, 2005 is $50,500.

In January 2004, PDTI assumed liabilities and exchanged a note receivable from ProDril Services Inc. (“PSI”) of $945,980 and $300,783, respectively, as consideration for equipment with a fair value of $479,610 and all intellectual property associated with PSI’s PID technology.  The Company recorded an intangible asset of $767,153 for the difference in the fair value of consideration given and the fair value of the net assets acquired.  In connection with the acquisition, the Company incurred direct legal fees of $87,915 and $74,695 during the fiscal year ended September 30, 2004 and the period ending September 30, 2003, respectively.  The intangible assets acquired were related to the patents of the PID technology; therefore, PDTI determined the useful life of the intangibles to be 18.3 years at the date of acquisition.

For the years ended September 30, 2005 and 2004 and the period from June 9, 2003 (date of inception) to September 30, 2003, amortization expense totaled $50,490, $35,343 and $0, respectively.

5. SHORT-TERM NOTES

The following is a table of PDTI’s short-term obligations at September 30:

	2005	2004

Short-term note payable at prime plus 2% interest, secured by a certain license agreement related to the Dual Jet Technology. The Company was in default on this note agreement as of September 30, 2004. PDTI was also in default on the first payment which caused the interest rate to increase from 2% to 18% as of February 21, 2004. During fiscal year 2005 the principal and accrued interest was settled for $95,000.	$—	$114,778

Short-term note at prime plus 5% imputed interest, unsecured with monthly principal and interest payments of $10,000.	—	74,878

Short-term note at 5.5% interest, unsecured with monthly principal and interest payments of $6,933.	—	47,436

Short-term note at prime plus 2% interest, unsecured with monthly principal payments of $5,000 plus interest. As of September 30, 2005, the amount due on this note is in dispute pending a lawsuit that was filed in November 2004.	40,000	40,000

Short-term note, unsecured with quarterly principal payments of $5,000, or due on demand with receipt of net $5,000,000 from sale of securities.	—	29,782

Short-term note, unsecured due December 31, 2004, or upon receipt of net $5,000,000 from sale of securities.	—	21,030

Short-term note, unsecured with principal payments of $3,667 per month.	—	11,000

Short-term note at 6.5% interest, unsecured with monthly principal and interest payments of $5,821.	39,880	—

Other	—	1,400

Total short-term notes payable	$79,880	$340,304

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30:

	2005	2004

Payroll and related expenses	$4,449	$132,067
General and administrative	21,846	—
Rent	57,450	—
Professional fees	2,154	80,000
Audit fees	112,000	—
Research and development expense	33,243	—
Accrued capital costs	11,491	—
Accrued interest	—	4,486

Total accrued liabilities	$242,633	$216,553

7. LONG-TERM DEBT

Long-term debt consists of the following at September 30:

	2005	2004

Note payable to a bank in monthly installments of $927, including interest at 6.25%, due in July 2007, secured by a vehicle	$21,060	$31,092

Less: current portion classified as current on the balance sheet	11,597	10,891

Total long-term debt	$9,463	$20,201

8. COMMON STOCK

All common stock sold or issued in exchange for services included an anti-dilution provision with the exception of the founders’ shares, the 5,000,000 shares of common stock issued in June 2004 to PDTI’s financial advisors, and shares of common stock issued in exchange for warrants.  In June 2004, all shareholders whose shares included an anti-dilution provision agreed to exchange the anti-dilution provision for registration rights, thereby eliminating the anti-dilution provision.

At September 30, 2005 and 2004, the Company had 24,441,472 and 18,095,447 shares of common stock outstanding, respectively.  Common stock reserved for issuance consists of the following at September 30:

	2005	2004

Exercise of stock options	3,915,000	2,655,000
Exercise of warrants	1,678,000	160,000
Future grants of stock options and restricted stock	1,230,000	645,000

Total common stock reserved for issuance	6,823,000	3,460,000

9. TREASURY STOCK

In February 2005, the Board of Directors authorized the repurchase of 3,000,000 shares of the Company’s common stock at $0.50 per share from Prentis B. Tomlinson, PDTI’s former President and Chief Executive Officer and a director of PDTI until December 2, 2004.  In February 2005, PDTI used $1.5 million of the $18 million gross proceeds received from the February 9, 2005 private placement to repurchase 3,000,000 shares at $0.50 per share from Mr. Tomlinson.

10. STOCK OPTIONS AND WARRANTS

Stock Options

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan provides the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of PDTI.  Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock.  As of September 30, 2005, the Company had 1,200,000 shares of common stock available for issuance pursuant to awards under the 2005 Plan.  Under the 2005 Plan, the exercise price of each option equals the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.  During fiscal year 2005, the Company did not record any compensation expense for awards issued under the 2005 Plan.

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”).  The 2004 Plan provides the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2004 Plan allow for the issuance of up to 3,500,000 shares of common stock pursuant to awards under this plan.  As of September 30, 2005, the Company had 30,000 awards available for grant under the 2004 Plan. Under the 2004 Plan, the exercise price of each option equals the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.  For the years ended September 30, 2005 and 2004, compensation expense recorded for these options was $177,550 and $50,814, respectively.

Warrants

In October 2004, PDTI issued warrants to purchase 33,333 shares of the Company’s common stock at $0.01 per share.  The warrants were issued to a financial advisor for services provided.  The Company recorded an expense of $58,000 using the Black-Scholes option pricing model.

In connection with a private placement that commenced in April 2004 and completed in January 2005, PDTI issued warrants, in January 2005, to purchase 65,500 shares of the Company’s common stock to certain persons associated with the Placement Agent of this private placement.  Offering expense recorded for these warrants was $80,565.  The related expense was a direct cost of the associated financing and was therefore charged directly to stockholders’ equity.  Each warrant has an exercise price of $2.00 per share with a maximum term of five years.  The fair value of each warrant granted is estimated as of the grant date using the Black-Scholes option pricing model.

In connection with a private placement that was completed February 9, 2005, PDTI issued warrants, in February 2005, to purchase 1,500,000 shares of the Company’s common stock to certain persons associated with the Placement Agent of this private placement.  Offering expense recorded for these warrants was $2,370,000.  The related expense was a direct cost of the associated financing and was therefore charged directly to stockholders’ equity.  Each warrant has an exercise price of $2.00 per share with a maximum term of ten years.  The fair value of each warrant granted is estimated as of the grant date using the Black-Scholes option pricing model.

During fiscal year 2004, PDTI issued warrants to purchase 323,909 of the Company’s common stock to consultants. The exercise price of each warrant equals the market value of the Company’s common stock on the date of grant and the maximum term for the warrants is five years. For the fiscal year ended September 30, 2004, compensation expense recorded for these warrants was $5,830.

The Company did not have any stock option or stock warrant activity for the period from June 9, 2003 (date of inception) to September 30, 2003; therefore, no compensation expense was recorded for this period.

Summarized Information for Stock Options and Warrants

The following is a summary of all stock option and warrant activity for fiscal years 2005 and 2004:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price

Outstanding at October 1, 2003	—	$—	—	$—

Granted	2,855,000	0.12	323,909	0.12
Exercised	(200,000)	0.12	(163,909)	0.12
Forfeited	—	—	—	—

Outstanding at September 30, 2004	2,655,000	$0.12	160,000	$0.12

Granted	1,270,000	3.60	1,611,333	1.97
Exercised	—	—	(91,025)	0.08
Forfeited	(10,000)	4.90	(2,308)	0.12

Outstanding at September 30, 2005	3,915,000	$1.24	1,678,000	$1.90

Exercisable at September 30, 2005	2,211,250	$0.49	1,678,000	$1.90

Exercisable at September 30, 2004	1,030,000	$0.12	160,000	$0.12

The weighted average fair value of an option to purchase one share of common stock granted during fiscal years 2005 and 2004 was $2.37 and $0.04, respectively.  The weighted average fair value of a warrant to purchase one share of common stock granted during fiscal years 2005 and 2004 was $1.56 and $0.02, respectively.  The fair value of each stock option and warrant granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Weighted Average Assumption for Options Granted		Weighted Average Assumption for Warrants Granted
	2005	2004	2005	2004

Risk-free interest rate	4.0%	4.2%	3.9%	3.3%

Expected volatility	40.4%	None	69.8%	None

Dividend yield	None	None	None	None

Expected life	7.8 years	10 years	9.6 years	5 years

The following table summarizes information about stock options outstanding and exercisable at September 30, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price

$0.12 to $1.75	3,205,000	8.6 years	$0.40	2,211,250	$0.49
$4.90 to $6.65	710,000	9.6 years	$5.02	—	—
	3,915,000	8.8 years	$1.24	2,211,250	$0.49

The following table summarizes information about warrants outstanding and exercisable at September 30, 2005:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number of Shares Underlying Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price

$0.12 to $3.00	1,678,000	8.8 years	$1.90	1,678,000	$1.90

The following table presents information about stock options and warrants granted during the year where the exercise price of some stock options and warrants differed from the market price of the Company’s stock on the grant date:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price

Year ended September 30, 2005

Exercise price equals market value	1,270,000	$3.60	1,565,500	$2.00
Exercise price greater than market value	—	—	12,500	3.00
Exercise price less than market value	—	—	33,333	0.01

	1,270,000	$3.60	1,611,333	$1.97

Year ended September 30, 2004

Exercise price equals market value	2,855,000	$0.12	323,909	$0.12
Exercise price greater than market value	—	—	—	—
Exercise price less than market value	—	—	—	—

	2,855,000	$0.12	323,909	$0.12

11. INCOME TAXES

For the period ended September 30, 2005, there were permanent and temporary differences of approximately $130,000 and $2,067,000, respectively, which decreased the tax loss for the current year.

At September 30, 2005, the Company has cumulative net operating loss carryforwards of approximately $7,001,000 which expire in years 2006 through 2024.  No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time.  Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2005, have been offset by valuation reserves of the same amount.  The valuation allowance increased $1,126,208 from September 30, 2004 to September 30, 2005.

Deferred tax assets consisted of the following at September 30:

	2005	2004	Total

Deferred tax asset:
Net operating loss carryforward	$1,753,236	$1,304,022	$3,057,258
Intangibles	—	31,296	31,296
Stock warrants exercised	834,807	—	834,807
Stock-based compensation	22,417	—	22,417
Deferred tax liability:
Intangibles	(55,002)	—	(55,002)
Property and equipment	(99,424)	(5,492)	(104,916)

Deferred tax asset	2,456,034	1,329,826	3,785,860

Valuation allowance	(2,456,034)	(1,329,826)	(3,785,860)

Net deferred tax asset	$—	$—	$—

Due to the losses that have occurred since the Company’s inception, and that the effect of any permanent or temporary differences on taxable income have been deemed immaterial, no statutory rate reconciliation of the Company’s tax rate is disclosed nor discussed within this footnote.

12. RELATED PARTY TRANSACTIONS

In March 2005, the Company entered into a five year sublease agreement with an affiliate of John D. Schiller, PDTI’s interim President and Chief Executive Officer of PDTI until November 15, 2005, and currently one of PDTI’s directors pursuant to which PDTI will sublease approximately 50% of the Company’s 10,310 square foot new corporate office to the affiliate of Mr. Schiller, effective June 2005.  Future annual minimum rental income associated with the sublease is $93,128.

In April 2004, the Company entered into an advisory agreement with Cagan McAfee Capital Partners, LLC (“CMCP”) to assist in providing investment banking and other financial advisory services.  One of the principal’s of CMCP was a director of the Company until February 8, 2005.  In connection with the advisory agreement, the Company issued 5,000,000 shares of its common stock to CMCP and various affiliates of CMCP.  CMCP cancelled 700,000 of these shares in connection with the merger with MedXLink Corp. in January 2005.  The Company is also required to pay CMCP a monthly advisory fee of $9,500 commencing on the date of signing a merger agreement with a public company and continuing for two years following the merger.  The Company signed a merger agreement with MedXLink, Corp, a public company, on July 14, 2004 and merged with MedXLink, Corp on January 14, 2005.

In 2003, the Company entered into a revolving loan agreement with an affiliate of Prentis B. Tomlinson, PDTI’s former President and Chief Executive Officer and a director of PDTI until December 2, 2004.  The agreement was created initially to provide PDTI access to funds to carry out daily management activities in the normal course of business and to provide financial support to PSI until such time as the acquisition of certain assets and liabilities of PSI could be completed (See Note 14 below for a complete description of the acquisition referred to above).  The terms of the agreement allow for the right to offset.  At September 30, 2003, the affiliate of Mr. Tomlinson owed PDTI $318,744 and PDTI owed the affiliate of Mr. Tomlinson $322,172 for a net amount due to the affiliate of $3,428.  In July 2004, the affiliate of Mr. Tomlinson owed PDTI $381,789 and PDTI owed the affiliate of Mr. Tomlinson $325,006 for a net amount due from the affiliate of $56,783. During July 2004, PDTI purchased various office furniture, fixtures and equipment with a fair market value of $63,356 from the affiliate of Mr. Tomlinson by offsetting the balance owed to PDTI under this revolving loan agreement.  In addition to the office furniture, fixtures and equipment, PDTI assumed the property tax liability of $6,573.

During the period from June 9, 2003 (date of inception) to September 30, 2003, Prentis B. Tomlinson advanced PDTI $19,767.  During fiscal year 2004, the Company paid Mr. Tomlinson the entire balance owed.

13. MERGERS

On July 14, 2004, MedXLink, Corp. (“MXLK”, or the “Parent”), a Nevada corporation and an inactive publicly-traded company, entered into an Agreement and Plan of Reorganization with Particle Drilling Technologies, Inc., a Delaware corporation (“PDTI-DE”), whereby MXLK agreed to acquire PDTI-DE through PDTI Acquisition Corp. (“Merger Sub”), a newly formed Delaware corporation and wholly owned subsidiary of MXLK, by issuing common stock in exchange for all the outstanding shares of PDTI-DE.  On January 14, 2005, MXLK closed the merger with PDTI-DE and issued 16,698,094 shares of common stock (including 3,381,538 shares of common stock issued upon conversion of the same number of shares of Series A Convertible Preferred Stock of PDTI-DE) to holders of common stock of PDTI-DE and reserved for issuance (1) 228,000 shares of common stock pursuant to outstanding warrants to purchase common stock of PDTI-DE, and (2) 3,205,000 shares of common stock pursuant to outstanding options to purchase common stock of PDTI-DE.  In addition, 1,342,404 issued and outstanding shares of common stock of PDTI-DE were cancelled for no consideration in connection with the merger.  As a result of the merger, the Parent had 18,248,094 shares of common stock issued and outstanding (including 3,381,538 shares of common stock issued upon conversion of the same number of shares of Series A Convertible Preferred Stock of PDTI-DE) and an additional 3,433,000 shares of common stock reserved for issuance as described above. Following the merger, PDTI-DE continued as the surviving corporation under the name of Particle Drilling Technologies, Inc. as a subsidiary of Parent.

14. ACQUISITIONS

In June 2003, PDTI entered into an Assignment and Assumption Agreement with the Curlett Family Limited Partnership, Ltd (“CFLP”) whereby PDTI acquired from CFLP its entire right, title and interest in the PID patent and patent application.

In June 2003, PDTI entered into an Exclusive License Agreement with CCORE Technology and Licensing, Ltd. (“CCORE”), PSI, Harry B. Curlett, Curlett Family Limited Partnership, Ltd., and ProDril Services International, Ltd. (“PSIL”) whereby PDTI was granted a worldwide and irrevocable exclusive license for the dual jet nozzle and its attendant system apparatus.  This technology is a non-core asset with respect to PDTI’s business plan.

In September 2003, PDTI entered into an Acquisition Agreement with ProDril Partners, LLC, PSI, Mr. Harry B. Curlett, CCORE Technology and Licensing, Ltd., and CFLP whereby PDTI agreed to acquire substantially all of the assets of PSI and agreed to assume certain PSI liabilities.  Also in September 2003, PDTI entered into a separate Acquisition Agreement with ProDril Partners, LLC, ProDril Services International, Ltd., Mr. Harry B. Curlett, CCORE Technology and Licensing, Ltd., and CFLP whereby PDTI acquired substantially all of the assets of PSIL and agreed to assume certain PSIL liabilities.  The closing date of the two mentioned Acquisition Agreements was effective January 20, 2004.

15. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rent expense with respect to our lease commitments for the years ended September 30, 2005, 2004 and period from June 9, 2003 (date of inception) to September 30, 2003 was $155,424, $63,999 and $18,658, respectively.  The Company is obligated under non-cancellable operating leases for PDTI’s office space and commercial operating facility in Houston, Texas.  Future minimum payments required under these leases as of September 30, 2005 are as follows:

Year Ending September 30:

2006	$248,214
2007	205,014
2008	205,014
2009	205,014
2010	150,690

Total minimum lease payments	$1,013,946

Royalty Agreements

In January 2004, PDTI entered into a Royalty Agreement with PSI whereby PDTI will be required to pay PSI a royalty on a quarterly basis equal to 18% of the earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid.  PDTI also entered into a Royalty Agreement in January 2004 with PSIL whereby PDTI will be required to pay PSIL a royalty on a quarterly basis equal to 2% of EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid.  In addition, PDTI will be required to pay CCORE, PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of PDTI’s quarterly gross revenue derived from the use of the PID technology.  PDTI has no revenues or EBITDA; therefore no royalties have been paid or accrued as of September 30, 2005.

Litigation

The Company is currently involved with litigation in the ordinary course of business.  While the outcome of these lawsuits cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.

16. SUBSEQUENT EVENTS

On November 15, 2005, John D. Schiller, PDTI’s former interim President and Chief Executive Officer, resigned as PDTI’s interim President and Chief Executive Officer and J. Chris Boswell, PDTI’s Senior Vice President and Chief Financial Officer, assumed the position as interim Chief Executive Officer.  Mr. Boswell will remain PDTI’s Chief Financial Officer while assuming the interim Chief Executive Officer position with the Company.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARIZED QUARTERLY FINANCIAL DATA

(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Forth Quarter	Year

Year ended September 30, 2005:
Revenues	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—
Loss from operations	(876,193)	(1,228,197)	(1,590,884)	(1,851,844)	(5,547,118)
Net loss	(882,745)	(1,159,730)	(1,506,640)	(1,737,953)	(5,287,068)
Net loss per share - basic and diluted	$(0.05)	$(0.05)	$(0.06)	$(0.07)	$(0.24)

Year ended September 30, 2004:
Revenues	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—
Loss from operations	(387,716)	(838,987)	(1,244,413)	(833,660)	(3,304,776)
Net loss	(387,716)	(846,449)	(1,254,643)	(842,192)	(3,331,000)
Net loss per share - basic and diluted	$(0.03)	$(0.07)	$(0.10)	$(0.05)	$(0.25)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 29, 2005, the Audit Committee of the Board of Directors of the Company approved the dismissal of Chisholm, Bierwolf & Nilson, LLC (“CBN”) as the Company’s independent registered public accounting firm.

CBN’s reports on the Company’s financial statements for the fiscal years ended September 30, 2003 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor have they contained any qualification or modification as to uncertainty, audit scope or accounting principles.  During the fiscal years ended September 30, 2003 and 2004, and through March 29, 2005, the Company has had no disagreements with CBN on any matters of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which if not resolved to CBN’s satisfaction, would have caused CBN to address such disagreement in connection with its report.

On March 29, 2005 the Company engaged UHY Mann Frankfort Stein & Lipp CPAs, LLP (“Mann Frankfort”) to serve as the Company’s independent registered public accounting firm.  During the fiscal years ended September 30, 2003 and 2004, and through March 29, 2005, the Company did not consult with Mann Frankfort regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.  Mann Frankfort served as the independent registered public accounting firm of Particle Drilling Technologies, Inc., a Delaware corporation, which was acquired by the Company on January 14, 2005.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2005 in ensuring that material information was accumulated and communicated to management, and made known to our principal executive and principal financial officers, on a timely basis to allow disclosure as required in this report.

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

The information required to be furnished pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and principal financial officers, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None Applicable

PART III

Item 10.  Directors and Executive Officers of the Registrant

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item will be incorporated herein by reference from our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended September 30, 2005.

Item 11.  Executive Compensation

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item will be incorporated herein by reference from our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended September 30, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item will be incorporated herein by reference from our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended September 30, 2005.

Item 13.  Certain Relationships and Related Transactions

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item will be incorporated herein by reference from our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended September 30, 2005.

Item 14.  Principal Accountant Fees and Services

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item will be incorporated herein by reference from our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended September 30, 2005.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Annual Report

(1) Consolidate Financial Statements

All of our consolidated financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the fourteenth day of December, 2005.

PARTICLE DRILLING TECHNOLOGIES, INC

By	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Senior Vice President, interim Chief Executive Officer,
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the fourteenth day of December, 2005.

Signature	Title

/s/ KENNETH R. LESUER	Chairman of the Board and Director
Kenneth R. LeSuer

/s/ J. CHRIS BOSWELL	Senior Vice President, Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, principal financial officer and principal accounting officer)
J. Chris Boswell

/s/ THOMAS E. HARDISTY	Senior Vice President of Corporate Development and Director
Thomas E. Hardisty

/s/ JOHN D. SCHILLER	Director
John. D. Schiller

/s/ MICHAEL S. MATHEWS	Director
Michael S. Mathews

/s/ HUGH A. MENOWN	Director
Hugh A. Menown

/s/ STEVE A. WEYEL	Director
Steve A. Weyel

EXHIBIT INDEX

Exhibit No.		Description

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
3.3

Articles of Merger dated January 25, 2005 changing the name of the Company to Particle Drilling Technologies, Inc. (Incorporated herein by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (Registration No. 333-123925 filed on April 7, 2005.)

3.4		Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to our current report filed on Form 8-K dated January 20, 2005.)
10.1	†	Particle Drilling, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.5 to our current report filed on Form 8-K dated January 20, 2005.)
10.2	†	Particle Drilling Technologies, Inc. 2005 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to our current report filed on Form 8-K dated April 4, 2005.)
10.3	†	Form of Incentive Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.6 to our current report filed on Form 8-K dated January 20, 2005.)
10.4	†	Form of Non-Statutory Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.7 to our current report filed on Form 8-K dated January 20, 2005.)
10.5	†

Employment Agreement dated August 18, 2003 between ProDril Acquisition Company, Inc. and Jon Christopher Boswell, as amended on April 8, 2004. (Incorporated herein by reference to Exhibit 10.8 to our current report filed on Form 8-K dated January 20, 2005.)

10.6	†

Employment Agreement dated August 1, 2003 between ProDril Acquisition Company, Inc. and Thomas E. Hardisty, as amended on April 8, 2004. (Incorporated herein by reference to Exhibit 10.9 to our current report filed on Form 8-K dated January 20, 2005.)

10.7	†

Employment Agreement dated August 1, 2003 between ProDril Acquisition Company and Gordon Tibbitts. (Incorporated herein by reference to Exhibit 10.10 to our current report filed on Form 8-K dated January 20, 2005.)

10.8	†

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

10.14

Assignment and Assumption Agreement dated January 20, 2004 among Curlett Family Limited Partnership, Ltd., ProDril Services Incorporated, Harry B. Curlett, CCORE Technology and Licensing, Ltd. ProDril Services International Limited and Particle Drilling, Inc. (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-123925) filed on May 20, 2005.)

10.15

Royalty Agreement dated January 20, 2004 between Particle Drilling, Inc. and ProDril Services Incorporated. (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-123925) filed on May 20, 2005.)

10.16

Royalty Agreement dated January 20, 2004 between Particle Drilling, Inc. and ProDril Services International Limited. (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-123925) filed on May 20, 2005.)

10.17*

Sublease Agreement dated March 21, 2005 between Particle Drilling Technologies, Inc. and The Exploitation Company, LLP. (Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-123925) filed on June 27, 2005.)

14.1		Particle Drilling Technologies, Inc. Code of Business Conduct and Ethics. (Incorporated herein by reference to Exhibit 14.1 to our current report filed on Form 8-K dated February 9, 2005.)
16.1		Letter of Chisholm, Bierwolf & Nilson, LLC. (Incorporated herein by reference to Exhibit 16.1 to our current report filed on Form 8-K dated April 4, 2005.)
21.1*		Subsidiaries of Particle Drilling Technologies, Inc.
23.1*		Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP.
31.1*		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

†   Management contract or compensatory plan or arrangement