Form 10-Q
period 2005-12-31
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2006-02-14
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                             Accelerated filer ☒                            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of February 7, 2006 was 24,654,943.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2005

INDEX

Part I—Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets (Unaudited) at December 31, 2005 and September 30, 2005	3
	Consolidated Statements of Operations (Unaudited)—Three Months Ended December 31, 2005 and 2004, and period from June 9, 2003 (date of inception) to December 31, 2005	4
	Consolidated Statements of Cash Flows (Unaudited)—Three Months Ended December 31, 2005 and 2004, and period from June 9, 2003 (date of inception) to December 31, 2005	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21
Part II—Other Information
Item 1.	Legal Proceedings	23
Item 6.	Exhibits	24
	Signatures	25

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2005	2005
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$8,770,182	$10,504,646
Accounts receivable—related party	56,442	42,330
Prepaid expenses	200,605	229,963
Total current assets	9,027,229	10,776,939
Property, plant & equipment, net	1,163,976	1,277,982
Intangibles, net	1,116,344	1,102,403
Other assets	391,089	391,089
Total assets	$11,698,638	$13,548,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$960,208	$1,056,733
Short-term notes payable	62,972	79,880
Current portion of long-term debt	10,844	11,597
Accrued liabilities	286,328	242,633
Total current liabilities	1,320,352	1,390,843
Long-term debt	7,613	9,463
Commitments and contingencies—see Note 8
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 27,441,472 shares issued and 24,441,472 shares outstanding at December 31, 2005 and September 30, 2005	27,441	27,441
Additional paid-in capital	23,609,417	23,218,868
Treasury stock at cost, 3,000,000 shares at December 31, 2005 and September 30, 2005	(1,500,000)	(1,500,000)
Deficit accumulated during the development stage	(11,766,185)	(9,598,202)
Total stockholders’ equity	10,370,673	12,148,107
Total liabilities and stockholders’ equity	$11,698,638	$13,548,413

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Period from
			June 9, 2003
			(date of
	Three Months Ended		inception) to
	December 31,		December 31,
	2005	2004	2005
			(Restated)
Revenues	$—	$—	$—
Operating expenses:
Research and development	1,285,485	183,156	4,749,018
General and administrative	990,962	693,037	7,359,457
Total operating expenses	2,276,447	876,193	12,108,475
Loss from operations	(2,276,447)	(876,193)	(12,108,475)
Other income (expenses)
Interest income	86,041	—	295,346
Rental income—related party	23,282	—	50,444
Gain on debt extinguishment	—	—	35,283
Interest expense	(859)	(6,552)	(38,783)
Total other income (expenses)	108,464	(6,552)	342,290
Net loss	$(2,167,983)	$(882,745)	$(11,766,185)
Net loss per common share, basic and diluted	$(0.09)	$(0.05)	$(0.69)
Weighted average number of common shares outstanding, basic and diluted	24,296,472	18,299,382	17,163,174

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,		Period from June 9, 2003 (date of inception) to December 31,
	2005	2004	2005
			(Restated)
Cash flows from operating activities:
Net loss	$(2,167,983)	$(882,745)	$(11,766,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	—	(35,283)
Depreciation and amortization expense	154,571	57,411	693,447
Short-term note issued for services	—	—	44,000
Common stock issued for services	—	17,500	931,500
Warrants issued for services	—	57,999	63,829
Stock-based employee compensation	390,549	161,800	1,056,263
Changes in operating assets and liabilities:
Increase in accounts receivable—related party	(14,112)	—	(56,442)
(Increase) decrease in prepaid expenses	29,358	(83,041)	(88,615)
Increase (decrease) in accounts payable	(96,525)	256,594	620,270
Increase (decrease) in accrued liabilities	43,695	(18,226)	286,328
Net cash used in operating activities	(1,660,447)	(432,708)	(8,250,888)
Cash flows from investing activities:
Payments to purchase property and equipment	(27,947)	—	(1,211,636)
Proceeds from sale of property and equipment	—	—	20,957
Payments to purchase intangibles	(26,559)	(6,304)	(457,003)
Payments to purchase other assets	—	—	(391,089)
Payments issued for note receivable	—	—	(300,783)
Payments issued for note receivable—related party	—	—	(56,783)
Net cash used in investing activities	(54,506)	(6,304)	(2,396,337)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	533,334	20,975,766
Repurchase of common stock	—	—	(1,500,000)
Proceeds from issuance of convertible notes	—	—	553,500
Repayments of notes payable	(19,511)	(85,328)	(611,859)
Proceeds from borrowings under loan agreements—related parties	—	—	23,195
Repayment of borrowings under loan agreements—related parties	—	—	(23,195)
Net cash provided by (used in) financing activities	(19,511)	448,006	19,417,407
Net increase (decrease) in cash and cash equivalents	(1,734,464)	8,994	8,770,182
Cash and cash equivalents—beginning of period	10,504,646	20,363	—
Cash and cash equivalents—end of period	$8,770,182	$29,357	$8,770,182
Supplemental disclosures of cash flow information:
Cash paid for interest	$872	$4,096	$39,573
Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$111,990
Common stock issued as consideration for account payable	—	—	6,000
Common stock issued as consideration for note payable	—	—	50,000
Related party note receivable exchanged for property and equipment	—	—	56,783
Note payable converted into common stock	—	—	553,500
Property and equipment acquired with assumed liabilities	—	—	479,610
Intangibles acquired with assumed liabilities	—	—	757,792

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements, which include the accounts of Particle Drilling Technologies, Inc. (which is referred to herein as “we,” “us,” “our” or the “Company”) and its subsidiary, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2005 audited consolidated financial statements and notes thereto on Form 10-K. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications had no effect on net loss, net loss per share, or stockholders’ equity.

2.   RESTATEMENT OF FINANCIAL STATEMENTS

The historical information in this quarterly report on Form 10-Q for the Consolidated Balance Sheet as of September 30, 2005 has been restated. In addition, certain historical information included in the period from June 9, 2003 (date of inception) to December 31, 2005 for the Consolidated Statement of Operations and Consolidated Statement of Cash Flows has been restated. These financial statements have been restated after determining that the Company’s policy of recording stock-based employee compensation upon vesting of the underlying equity award was inconsistent with the guidelines set forth under Statements of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

On February 7, 2006, the Company received comments from the Staff of the Securities and Exchange Commission (“SEC”) to its annual report on Form 10-K for the year ended September 30, 2005 that was originally filed on December 14, 2005. As a result of one of these comments, the Company undertook a detailed analysis of its policies in connection with the recording of stock-based employee compensation related to equity incentive awards under SFAS No. 123(R). Following the completion of that analysis and further consultation with the Company’s independent registered public accountants, the Company determined that its policy for recording equity compensation was inconsistent with the guidance set forth under SFAS No. 123(R). Historically, the Company has calculated the compensation expense associated with equity awards using the Black-Scholes model and amortized that expense over the service period as the equity awards vest, commencing with the first vesting dates of the awards. To fully comply with the guidance set forth in SFAS No. 123(R), the Company is now recording such expense on a straight line basis over the relevant service periods, commencing with the dates of grant of the awards. On February 9, 2006, following an analysis of the impact of this error on the Company’s previously released financial statements, the Audit Committee of the Company’s Board of Directors determined that it was necessary to restate the financial statements contained in the Company’s original annual report on Form 10-K for the period ended September 30, 2005 originally filed with the SEC on December 14, 2005.

As a result of the restatement, net loss for the year ended September 30, 2005 was increased by $437,350 resulting in an increase to the deficit accumulated during the development stage and additional paid-in-capital of $437,350 as of September 30, 2005. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows presented in this report on Form 10-Q compares the three months ended December 31, 2005 to the three months ended December 31, 2004. The historical information for the three months ended December 31, 2004 was not affected by the restatement due to the accounting error described above, and therefore, not restated.

The following are the restated financial statements for the year ended September 30, 2005 compared to the previously reported amounts:

RESTATED
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2005
(UNAUDITED)

	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$10,504,646	$—	$10,504,646
Accounts receivable—related party	42,330	—	42,330
Prepaid expenses	229,963	—	229,963
Total current assets	10,776,939	—	10,776,939
Property, plant & equipment, net	1,277,982	—	1,277,982
Intangibles, net	1,102,403	—	1,102,403
Other assets	391,089	—	391,089
Total assets	$13,548,413	$—	$13,548,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,056,733	$—	$1,056,733
Short-term notes payable	79,880	—	79,880
Current portion of long-term debt	11,597	—	11,597
Accrued liabilities	242,633	—	242,633
Total current liabilities	1,390,843	—	1,390,843
Long-term debt	9,463	—	9,463
Commitments and Contingencies
Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 27,441,472 shares issued and 24,441,472 shares outstanding at September 30, 2005, and 18,095,447 shares issued and outstanding at September 30, 2004	27,441	—	27,441
Additional paid-in capital	22,781,518	437,350	23,218,868
Treasury stock at cost, 3,000,000 shares and -0- shares at September 30, 2005 and September 30, 2004, respectively	(1,500,000)	—	(1,500,000)
Deficit accumulated during the development stage	(9,160,852)	(437,350)	(9,598,202)
Total stockholders’ equity	12,148,107	—	12,148,107
Total liabilities and stockholders’ equity	$13,548,413	$—	$13,548,413

RESTATED
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	As Reported	Adjustments	Restated
Revenues	$—	$—	$—
Operating expenses:
Research and development	2,802,155	—	2,802,155
General and administrative	2,744,963	437,350	3,182,313
Total operating expenses	5,547,118	437,350	5,984,468
Loss from operations	(5,547,118)	(437,350)	(5,984,468)
Other income (expenses)
Interest income	209,305	—	209,305
Rental income—related party	27,162	—	27,162
Gain on debt extinguishment	35,283	—	35,283
Interest expense	(11,700)	—	(11,700)
Total other income (expenses)	260,050	—	260,050
Net loss	$(5,287,068)	$(437,350)	$(5,724,418)
Net loss per common share, basic and diluted	$(0.24)	$(0.02)	$(0.26)
Weighted average number of common shares outstanding—basic and diluted	22,150,365	—	22,150,365

RESTATED
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JUNE 9, 2003 (DATE OF INCEPTION)
TO SEPTEMBER 30, 2005
(UNAUDITED)

	As Reported	Adjustments	Restated
Revenues	$—	$—	$—
Operating expenses:
Research and development	3,463,533	—	3,463,533
General and administrative	5,931,145	437,350	6,368,495
Total operating expenses	9,394,678	437,350	9,832,028
Loss from operations	(9,394,678)	(437,350)	(9,832,028)
Other income (expenses)
Interest income	209,305	—	209,305
Rental income—related party	27,162	—	27,162
Gain on debt extinguishment	35,283	—	35,283
Interest expense	(37,924)	—	(37,924)
Total other income (expenses)	233,826	—	233,826
Net loss	$(9,160,852)	$(437,350)	$(9,598,202)
Net loss per common share, basic and diluted	$(0.56)	$(0.02)	$(0.58)
Weighted average number of common shares outstanding—basic and diluted	16,408,395	—	16,408,395

RESTATED
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	As Reported	Adustments	Restated
Cash flows from operating activities:
Net loss	$(5,287,068)	$(437,350)	$(5,724,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(35,283)	—	(35,283)
Depreciation and amortization expense	391,467	—	391,467
Short-term note issued for services	—	—	—
Common stock issued for services	(66,500)	—	(66,500)
Warrants issued for services	57,999	—	57,999
Stock-based employee compensation	177,550	437,350	614,900
Changes in operating assets and liabilities:
Increase in accounts receivable—related party	(42,330)	—	(42,330)
Increase in prepaid expenses	(68,428)	—	(68,428)
(Increase) decrease in other current assets	—	—	—
Increase in accounts payable	221,329	—	221,329
Increase in accrued liabilities	26,080	—	26,080
Net cash used in operating activities	(4,625,184)	—	(4,625,184)
Cash flows from investing activities:
Payments to purchase property and equipment	(1,167,134)	—	(1,167,134)
Proceeds from sale of property and equipment	—	—	—
Payments to purchase intangibles	(170,281)	—	(170,281)
Payments to purchase other assets	(385,839)	—	(385,839)
Payments issued for note receivable	—	—	—
Payments issued for note receivable—related party	—	—	—
Net cash used in investing activities	(1,723,254)	—	(1,723,254)
Cash flows from financing activities:
Proceeds from issuance of common stock	18,647,666	—	18,647,666
Purchases of common stock	(1,500,000)	—	(1,500,000)
Proceeds from issuance of convertible notes	—	—	—
Repayments of notes payable	(314,945)	—	(314,945)
Proceeds from borrowings under loan agreements—related parties	—	—	—
Repayment of borrowings under loan agreements—related parties	—	—	—
Net cash provided by financing activities	16,832,721	—	16,832,721
Net increase in cash and cash equivalents	10,484,283	—	10,484,283
Cash and cash equivalents—beginning of period	20,363	—	20,363
Cash and cash equivalents—end of period	$10,504,646	$—	$10,504,646
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,004	$—	$14,004
Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$51,000	$—	$51,000
Common stock issued as consideration for account payable	—	—	—
Common stock issued as consideration for note payable	—	—	—
Related party note receivable exchanged for property and equipment	—	—	—
Note payable converted into common stock	—	—	—
Property and equipment acquired with assumed liabilities	—	—	—
Intangibles acquired with assumed liabilities	—	—	—

RESTATED
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JUNE 9, 2003 (DATE OF INCEPTION)
TO SEPTEMBER 30, 2005
(UNAUDITED)

	As Reported	Adustments	Restated
Cash flows from operating activities:
Net loss	$(9,160,852)	$(437,350)	$(9,598,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(35,283)	—	(35,283)
Depreciation and amortization expense	538,876	—	538,876
Short-term note issued for services	44,000	—	44,000
Common stock issued for services	931,500	—	931,500
Warrants issued for services	63,829	—	63,829
Stock-based employee compensation	228,364	437,350	665,714
Changes in operating assets and liabilities:
Increase in accounts receivable—related party	(42,330)	—	(42,330)
Increase in prepaid expenses	(117,973)	—	(117,973)
(Increase) decrease in other current assets	—	—	—
Increase in accounts payable	716,795	—	716,795
Increase in accrued liabilities	242,633	—	242,633
Net cash used in operating activities	(6,590,441)	—	(6,590,441)
Cash flows from investing activities:
Payments to purchase property and equipment	(1,183,689)	—	(1,183,689)
Proceeds from sale of property and equipment	20,957	—	20,957
Payments to purchase intangibles	(430,444)	—	(430,444)
Payments to purchase other assets	(391,089)	—	(391,089)
Payments issued for note receivable	(300,783)	—	(300,783)
Payments issued for note receivable—related party	(56,783)	—	(56,783)
Net cash used in investing activities	(2,341,831)	—	(2,341,831)
Cash flows from financing activities:
Proceeds from issuance of common stock	20,975,766	—	20,975,766
Purchases of common stock	(1,500,000)	—	(1,500,000)
Proceeds from issuance of convertible notes	553,500	—	553,500
Repayments of notes payable	(592,348)	—	(592,348)
Proceeds from borrowings under loan agreements—related parties	23,195	—	23,195
Repayment of borrowings under loan agreements—related parties	(23,195)	—	(23,195)
Net cash provided by financing activities	19,436,918	—	19,436,918
Net increase in cash and cash equivalents	10,504,646	—	10,504,646
Cash and cash equivalents—beginning of period	—	—	—
Cash and cash equivalents—end of period	$10,504,646	$—	$10,504,646
Supplemental disclosures of cash flow information:
Cash paid for interest	$38,701	$—	$38,701
Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$111,990	$—	$111,990
Common stock issued as consideration for account payable	6,000	—	6,000
Common stock issued as consideration for note payable	50,000	—	50,000
Related party note receivable exchanged for property and equipment	56,783	—	56,783
Note payable converted into common stock	553,500	—	553,500
Property and equipment acquired with assumed liabilities	479,610	—	479,610
Intangibles acquired with assumed liabilities	757,792	—	757,792

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. This new standard replaces Accounting Principals Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. As such we are required to adopt SFAS No. 154 by October 1, 2006. We do not expect this statement to have a material impact on our consolidated financial statements.

4.   REVERSE ACQUISITION WITH MEDXLINK, CORP

On July 14, 2004, MedXLink, Corp. (“MXLK”, or the “Parent”), a Nevada corporation and an inactive publicly-traded company, entered into an Agreement and Plan of Reorganization with Particle Drilling Technologies, Inc., a Delaware corporation, (“PDTI-DE”), whereby MXLK agreed to acquire PDTI-DE by merging PDTI Acquisition Corp. (“Merger Sub”), a newly formed Delaware corporation and wholly owned subsidiary of MXLK, with and into PDTI-DE and issued common stock of MXLK in exchange for all the outstanding shares of PDTI-DE. On January 14, 2005, MXLK closed its acquisition of PDTI-DE and issued 16,698,094 shares of common stock (including 3,381,538 shares of common stock issued upon conversion of the same number of shares of Series A Convertible Preferred Stock of PDTI-DE) to holders of common stock of PDTI-DE and reserved for issuance (1) 228,000 shares of common stock pursuant to outstanding warrants to purchase common stock of PDTI-DE, and (2) 3,205,000 shares of common stock pursuant to outstanding options to purchase common stock of PDTI-DE. In addition, 1,342,404 issued and outstanding shares of common stock of the Parent were cancelled for no consideration in connection with the Merger. Following the merger, the Parent had 18,248,094 shares of common stock issued and outstanding (which included 3,381,538 shares of common stock issued upon conversion of the same number of shares of Series A Convertible Preferred Stock of PDTI-DE) and an additional 3,433,000 shares of common stock reserved for issuance upon exercise of warrants and options as described above. Following the merger, PDTI-DE continued as the surviving corporation under the name of Particle Drilling Technologies, Inc. as a subsidiary of Parent, the Parent changed its name to Particle Drilling Technologies, Inc., and its stock trading symbol changed from MXLK.OB to PDRT.OB. On June 28, 2005, the Company’s shares of common stock began trading on The NASDAQ Capital Market® under the symbol PDRT.

5.   NET LOSS PER COMMON SHARE

The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities totaling 2,701,790 and 1,734,228 for the periods ended December 31, 2005 and 2004, respectively, were not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive.

6.   COMMON STOCK

At December 31, 2005, the Company had 24,441,472 shares of common stock outstanding and has issued options and warrants to purchase up to 5,849,500 additional shares of the Company’s common stock in the aggregate.

7.   STOCK-BASED EMPLOYEE COMPENSATION

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2004 Plan allowed for the issuance of up to 3,500,000 shares of common stock pursuant to awards under this Plan. As of December 31, 2005, the Company had 40,000 shares of common stock available for issuance pursuant to awards under the 2004 Plan.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock. As of December 31, 2005, the Company had 943,500 shares of common stock available for issuance pursuant to awards under the 2005 Plan.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan for the three months ended December 31, 2005 and 2004 was $390,549 and $161,800, respectively. Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan since inception (June 9, 2003) to December 31, 2005 was $1,056,263.

8.   COMMITMENTS AND CONTINGINCIES

In March 2005, the Company entered into a five year lease agreement for a new corporate office and delivered to the lessor a security deposit of $350,000 in the form of an irrevocable letter of credit, which is included in other assets on our balance sheet. In June 2005, the Company moved its corporate offices from 808 Travis Street, Suite 850, Houston, Texas, 77002 to 1021 Main Street, Suite 2650, Houston, Texas, 77002. The future annual minimum lease payments are $186,256. In August 2005, we expanded the corporate office facility an additional 1,086 square feet for a total of 11,396 square feet. The future annual minimum lease payments for the additional space will be $18,758.

In June 2005, we extended the lease for our commercial operating facility that expired June 30, 2005 for one additional year. The lease for our commercial operating facility will expire June 30, 2006. The future minimum lease payments under this lease are $28,800.

9.   RELATED PARTY TRANSACTIONS

In March 2005, we entered into a five year sublease agreement with Energy XXI, an affiliate of John D. Schiller, our former interim President and Chief Executive Officer until November 15, 2005 and currently one of our directors, pursuant to which Energy XXI subleased from us approximately 5,200 square feet of our corporate office space, beginning in June 2005. In July 2005, Mr. Steve Weyel, one of our directors, became an executive officer of Energy XXI. Future annual minimum rental income associated with the sublease is $93,128. Total future minimum rental income associated with the sublease for the full term of the lease is $438,479.

10.   INCOME TAXES

The Company reports its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS No. 109 computation. For the quarter ended December 31, 2005, there were permanent and temporary differences of approximately $55,000 and $50,000, respectively. At December 31, 2005, we had cumulative net operating loss carryforwards of approximately $9,064,000, which expire in years 2006 through 2024. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at December 31, 2005, have been offset by valuation reserves of the same amount.

11.   SUBSEQUENT EVENTS

On January 23, 2006, the Company appointed Jim B. Terry to serve as its President and Chief Executive Officer. Mr. Terry replaced J. Chris Boswell who had served as the Company’s interim President and Chief Executive Officer since November 15, 2005. Mr. Boswell will continue to serve the Company as its Senior Vice President and Chief Financial Officer.

In connection with the commencement of Mr. Terry’s employment as the Company’s President and Chief Executive Officer, the Company granted to Mr. Terry (1) options to purchase 150,000 shares of common stock at $6.73 per share, which options vest in one-third increments on an annual basis beginning on January 23, 2007, and (2) 150,000 shares of restricted common stock, the forfeiture restrictions of which lapse in one-third increments on an annual basis beginning on January 23, 2007.

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

General and administrative.   General and administrative expenses consist primarily of salaries and benefits, office expense, professional services, and other corporate overhead costs. We have experienced and expect to continue to experience increases in general and administrative expenses as a result of: (1) becoming subject to reporting and compliance obligations applicable to publicly-held companies in January 2005; (2) stock-based compensation accounted for under Statements of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment; (3) our continuing efforts to develop, test and prepare the PID technology for commercialization; and (4) the hiring of additional personnel.

Results of Operations

Quarter Ended December 31, 2005 Compared to Quarter Ended December 31, 2004

Research and development.   Research and development expenses were $1,285,485 and $183,156 for the three months ended December 31, 2005 and 2004, respectively, representing an increase of $1,102,329.

We had only a limited ability to develop the technology due to our lack of funds available during the three months ended December 31, 2004. As a result of the completion of our private placement in February 2005, we have continued to use substantial resources during the three months ended December 31, 2005 to develop the PID technology. In particular, during the three months ended December 31, 2005, we incurred $344,078 in connection with our most recent field test at Catoosa and $135,806 for drill bit development. No such costs were incurred during the three months ended December 31, 2004. Further, our costs related to our ongoing injector development program increased $140,682 during the three months ended December 31, 2005 compared to the three months ended December 31, 2004. Salaries and general overhead for research and development activities increased $481,763 during the three months ended December 31, 2005 compared to the three months ended December 31, 2004 as a result of our increased research and development activities and increased stock-based compensation.

General and administrative.   General and administrative expenses were $990,962 and $693,037 for the three months ended December 31, 2005 and 2004, respectively, representing an increase of $297,925. This increase was primarily the result of increased costs related to reporting and compliance obligations applicable to publicly-held companies, which commenced for the Company (for financial reporting purposes) in January 2005, and stock-based compensation.

Other income (expenses).   Other income (expenses) were $108,464 and ($6,552) for the three months ended December 31, 2005 and 2004, respectively, representing an increase in other income of $115,016. The increase was primarily attributable to interest income and rental income during the three months ended December 31, 2005. Interest income was due to the interest earned on the investment of funds received in our private placement in February 2005. In addition, we record $7,761 each month in rental income due from Energy XXI, an affiliate of Messrs. Schiller and Weyel.

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

Since inception on June 9, 2003 through December 31, 2005, we have financed our operations through private sales of our equity and the issuance of convertible notes payable, totaling net proceeds of $19,417,407. As of December 31, 2005, we had $8,770,182 in cash and cash equivalents.

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

Cash Flows from Operations.   Cash flows used for operations are primarily affected by our research and development progress and business development. Net cash flows used for operations during the three months ended December 31, 2005 were $1,660,447, compared to $432,708 for the three months ended December 31, 2004. The increase from the three months ended December 31, 2004 to the three months ended December 31, 2005 was the result of our successful fundraising efforts in February 2005, allowing us more cash resources to increase the planned development expenditures for the PID technology. In particular, during the three months ended December 31, 2005, we incurred $344,078 in connection with our most recent field test at Catoosa. Further, we incurred $188,625 of costs related to our new injector development. No such costs were incurred during the three months ended December 31, 2004. Our working capital since inception (June 9, 2003) has been fully funded from cash flows from financing activities.

Cash Flows from Investing Activities.   Our capital spending for the three months ended December 31, 2005 was $54,506 compared to $6,304 for the three months ended December 31, 2004. During the three months ended December 31, 2005, we used capital expenditures for our research and development activities in accordance with our 2006 capital budget. Our capital spending since inception (June 9, 2003) has been fully funded from cash flows from financing activities. We anticipate that our capital expenditures for the next several months will continue to be fully funded from our available cash and cash equivalents.

Cash Flows from Financing Activities.   Net cash provided by (used in) financing activities for three months ended December 31, 2005 and 2004 was ($19,511) and $448,006, respectively. During the three months ended December 31, 2004, we received net proceeds of $533,334 from the issuance of common stock and used $85,328 to repay note payables. During the three months ended December 31, 2005, we used $19,511 to repay note payables.

Contractual Obligations.   Our contractual obligations at December 31, 2005 are set forth in the table below. Our long-term debt obligation (including current portion of long-term debt) is related to equipment that was financed for a three year period, beginning in July 2004, and is secured by the same equipment. Our operating lease obligations consist of our corporate office and commercial operating facility that are both located in Houston, Texas.

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

In June 2005, we extended the commercial operating lease that expired June 30, 2005 for one additional year. The commercial operating lease will expire June 30, 2006. The future minimum lease payments under this lease are $28,800.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligation (including current portion)	$18,457	$10,844	$7,613	$—	$—
Operating Lease Obligations	1,005,799	233,814	615,042	156,943	—
Total	$1,024,256	$244,658	$622,655	$156,943	$—

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril

Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology. As of December 31, 2005, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

Related Party Transactions

In March 2005, we entered into a five year sublease agreement with Energy XXI, an affiliate of John D. Schiller, our former interim President and Chief Executive Officer until November 15, 2005 and currently one of our directors, pursuant to which Energy XXI subleased from us approximately 5,200 square feet of our corporate office space, beginning in June 2005. In July 2005, Mr. Steve Weyel, one of our directors, became an executive officer of Energy XXI. Future annual minimum rental income associated with the sublease is $93,128. Total future minimum rental income associated with the sublease for the full term of the lease is $438,479.

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

Reverse Acquisition.   The acquisition of PDTI in January 2005 was accounted for as a reverse acquisition. Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, we believe the acquisition of PDTI was a merger of a private operating company into a non-operating public shell corporation with nominal net assets which typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff of the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, PDTI is considered the acquirer in the reverse acquisition. The historical financial statements are those of PDTI. Net loss per share for periods prior to the merger in January 2005 is restated to reflect the number of equivalent shares received by the acquiring company.

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

Stock-Based Compensation.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, Share-Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. This statement is effective for new awards and those modified, repurchased or cancelled in interim or annual reporting periods beginning after June 15, 2005. We early adopted this standard upon inception.

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

Income Taxes.   The Company reports its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS No. 109 computation. For the quarter ended December 31, 2005, there were permanent and temporary differences of approximately $55,000 and $50,000, respectively. At December 31, 2005, we had cumulative net operating loss carryforwards of approximately $9,064,000, which expire in years 2006 through 2024. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at December 31, 2005, have been offset by valuation reserves of the same amount.

Net Loss per Share.   The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities totaling 2,701,790 and 1,734,228 for the periods ended December 31, 2005 and 2004, respectively, were not included in the computation of weighted average diluted common shares because the impact of these potentially dilutive securities were antidilutive.

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

These forward-looking statements are made based upon our management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, the results of testing of our products, the availability of capital resources and the other factors described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2005 and filed with the SEC on December 14, 2005. We undertake no obligation to update any forward-looking statements except as required by law.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

We believe that we do not have any material exposure to financial market risk and we do not enter into foreign currency or interest rate transactions.

Item 4.        Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The design of any system of control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated purpose under all potential future conditions. As required by

Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q filed with the SEC. Based upon that evaluation and in connection with their determination that the matters described immediately below relating to the restatement of our historical financial information, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC.

Our Chief Executive Officer and Chief Financial Officer reviewed with members of our Audit Committee whether the restatement of our financial results for our fiscal quarter ended June 30, 2005 and year ended September 30, 2005 affected their conclusions that our disclosure controls and procedures, as of December 31, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC. In connection with their review, our Chief Executive Officer and Chief Financial Officer noted that our decision to restate our fiscal quarter ended June 30, 2005 and year ended September 30, 2005 financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms. It also did not involve any issue about whether information required to be disclosed in this quarterly report on Form 10-Q was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Rather, the restatements resulted from reconsideration of our policy for recording stock-based employee compensation expense in connection with preparing responses to a comment letter that we received from the Staff of the SEC on our annual report on Form 10-K for the year ended September 30, 2005. Our Chief Executive Officer and Chief Financial Officer did not find that management’s ultimate determination that its prior policy of recording stock-based compensation expense was inconsistent with generally accepted accounting principles raised any question about whether our disclosure controls and procedures were effective to ensure that required information was disclosed to them as appropriate to allow timely decisions regarding required disclosure. Therefore, based on that review, our Chief Executive Officer and Chief Financial Officer determined that their prior conclusions, that our disclosure controls and procedures were effective as of December 31, 2005, had not changed.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.                        Legal Proceedings

PDTI filed a lawsuit in District Court in Harris County, Texas in November 2004 styled Particle Drilling Technologies, Inc. vs. PSI Distribution Incorporated, Harry B. Curlett, Curlett Family Limited Partnership, Ltd., CCore Technology and Licensing, Ltd., Deep Heat Energy Corporation, and Energeo, LP to recover certain tangible and intangible assets that PDTI believes should have been transferred as part of the Acquisition Agreement among PSI, the Curlett Group (as defined below) and the predecessor company of PDTI. It was pursuant to this acquisition that PDTI acquired its intellectual property rights to the PID technology. In January 2005, PDTI reached a settlement with one of the defendants, PSID, whereby PDTI agreed to hold PSID harmless with regard to this lawsuit in exchange for PSID’s agreement to re-affirm and ratify the Acquisition Agreement. Further, PDTI obtained in this settlement any rights, claims and causes of action that PSID may have to pursue damages or to recover assets from the other parties named in the lawsuit.

On December 6, 2004 and December 30, 2005, PDTI received responses to the above-referenced lawsuit from certain of the defendants, namely Harry B. Curlett, CFLP, CTL and Deep Heat Energy Corporation, which we refer to as the “Curlett Group,” in which the Curlett Group asserted a counterclaim against PDTI claiming, among other things, that PDTI (1) owes Mr. Curlett $40,000 plus default interest at 18% per annum under a promissory note and certain fees incurred in connection with collection under the note; (2) committed a breach of contract in connection with the Acquisition Agreement referenced in the preceding paragraph and the closing of that agreement in January 2004; (3) engaged in economic duress and fraud in the inducement in connection with the negotiation and closing of the Acquisition Agreement; (4) committed fraud in connection with that transaction; and (5) interfered with alleged prospective business relationships of CFLP. The counterclaim requests damages of, among other things, judgment on the $40,000 principal amount of the promissory note plus accrued default interest and costs of collection, actual damages of not less than $100 million for breach of contract, fraud and interference, exemplary damages of not less than $200 million, specific performance of the license agreement for non-oil and gas applications of the PID technology and a declaratory judgment rescinding the Acquisition Agreement.

By filing this lawsuit, we seek to recover the intellectual property related to the PID technology as it applies to non-oil and gas applications. We believe the counterclaim made by the Curlett Group is without merit. We intend to vigorously pursue our claims in this case and shall vigorously defend the alleged counterclaims by the Curlett Group. Discovery in this litigation is ongoing, however, and our position with regard to the merits of the various claims and defenses may change as additional information is adduced through the discovery process. The outcome of all litigation is inherently uncertain; as a result, we do not know at this time whether or not we will recover any of the intellectual property that we seek to recover in our original petition or if any or all of the remedies requested by the Curlett Group in their counterclaim will be awarded. If the monetary damages requested in this counterclaim were granted in a judgment against us, such damages would severely impair our ability to continue as a going concern. Furthermore, if the request for rescission of the Acquisition Agreement that closed in January 2004 is granted as requested by the counterclaim, such a judgment could have the effect of causing us to lose all intellectual property ownership rights to the PID technology.

Item 6.                        Exhibits

Exhibits:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*       Filed herewith

**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTICLE DRILLING TECHNOLOGIES, INC.
(Registrant)
Date: February 14, 2006	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Senior Vice President and Chief Financial Officer (authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Filed herewith

**             Furnished herewith