Form 10-Q/A
period 2005-06-30
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2006-02-15
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates certain disclosure items in our quarterly report on Form 10-Q for the quarter ended June 30, 2005, which we originally filed on August 15, 2005.

On February 7, 2006, the Company received comments from the Staff of the Securities and Exchange Commission (“SEC”) to its annual report on Form 10-K for the year ended September 30, 2005.  In connection with the receipt of these comments, the Company determined that its policy for recording equity compensation was inconsistent with the guidance set forth under Statements of Financial Accounting Standards (“SFAS”) No. 123(R).  Historically, the Company has calculated the compensation expense associated with equity awards using the Black-Scholes model and amortized that expense over the service period as the equity awards vest, commencing with the first vesting dates of the awards.  To fully comply with the guidance set forth in SFAS No. 123(R), the Company is now recording such expense on a straight line basis over the relevant service periods, commencing with the dates of grant of the awards.  On February 9, 2006, following an analysis of the impact of this error on the Company’s previously released financial statements, the Audit Committee of the Company’s Board of Directors determined that it was necessary to restate the financial statements contained in the Company’s original annual report on Form 10-K for the year ended September 30, 2005 and the Company’s quarterly report on Form 10-Q for the period ended June 30, 2005.

Accordingly, this quarterly report on form 10-Q/A includes our restated financial statements for the three months and nine months ended June 30, 2005, and for the period from June 9, 2003 (date of inception) to June 30, 2005 with accompanying notes.

Except for the foregoing restated information, this quarterly report on form 10-Q/A continues to describe conditions as of the date of the original filing and we have not updated the disclosures contained herein to reflect events that occurred at a later date.  Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been addressed in reports filed with the SEC subsequent to the date of the original filing.

This quarterly report on Form 10-Q/A sets forth the original filing in its entirety; however, as a result of the restatement of the Company’s financial statements described above, this quarterly report on Form 10-Q/A only amends or restates the unaudited consolidated financial statements and accompanying notes in Item 1 of Part I of the original filing, the disclosures in Items 2 and 4 of Part I of the original filing to reflect the restatement described above.  In each case, the amendment or restatement was made solely as a result of the items discussed in Note 2 of the unaudited consolidated financial statements, and no other information in the original filing is amended hereby.  In addition, we have included as exhibits to this amendment new certifications of our Chief Executive Officer and Chief Financial Officer.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	(Restated) June 30,	September 30,
	2005	2004
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$11,786,046	$20,363
Accounts receivable - related party	9,316	—
Prepaid expenses	89,929	110,535

Total current assets	11,885,291	130,898

Property, plant & equipment, net	1,244,745	451,825

Intangibles, net	980,435	982,612

Other assets	391,089	5,250

Total assets	$14,501,560	$1,570,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$326,829	$864,177
Short-term notes payable	40,000	340,304
Current portion of long-term debt	10,566	10,891
Accrued expenses	225,918	216,553

Total current liabilities	603,313	1,431,925

Long-term debt	12,187	20,201

Commitments and Contingencies - Note 9

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 27,393,094 issued and 24,393,094 outstanding at June 30, 2005, and 18,095,447 issued and outstanding at September 30, 2004	27,393	18,095
Additional paid-in capital	22,906,599	3,974,148
Treasury stock at cost, 3,000,000 shares and -0- shares at June 30, 2005 and September 30, 2004, respectively	(1,500,000)	—
Deficit accumulated during the development stage	(7,547,932)	(3,873,784)

Total stockholders’ equity	13,886,060	118,459

Total liabilities and stockholders’ equity	$14,501,560	$1,570,585

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period from
					June 9, 2003
					(date of
					inception) to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2005	2004	2005	2004	2005
	(Restated)		(Restated)		(Restated)

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	731,054	152,444	1,721,457	276,865	2,382,835
General and administrative	984,863	1,091,969	2,098,850	2,194,251	5,285,032

Total operating expenses	1,715,917	1,244,413	3,820,307	2,471,116	7,667,867

Loss from operations	(1,715,917)	(1,244,413)	(3,820,307)	(2,471,116)	(7,667,867)

Other income (expenses)
Interest income	80,725	—	126,102	—	126,102
Rental income	3,880	—	3,880	—	3,880
Gain on debt extinguishment	—	—	26,990	—	26,990
Interest expense	(361)	(10,230)	(10,813)	(17,692)	(37,037)

Total other income (expenses)	84,244	(10,230)	146,159	(17,692)	119,935

Net loss	$(1,631,673)	$(1,254,643)	$(3,674,148)	$(2,488,808)	$(7,547,932)

Net loss per common share, basic and diluted	$(0.07)	$(0.10)	$(0.17)	$(0.21)	$(1.04)

Weighted average number of common shares outstanding, basic and diluted	24,312,819	12,563,072	21,385,891	11,808,866	7,226,995

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			June 9, 2003
			(date of
			inception) to
	Nine Months Ended June 30,		June 30,
	2005	2004	2005
	(Restated)		(Restated)

Cash flows from operating activities:
Net loss	$(3,674,148)	$(2,488,808)	$(7,547,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(26,990)	—	(26,990)
Depreciation and amortization expense	244,598	90,427	392,009
Short-term note issued for services	—	44,000	44,000
Common stock issued for services	(66,500)	968,000	931,500
Warrants issued for services	57,999	5,830	63,829
Stock-based employee compensation	302,583	50,814	353,397
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(6,410)	—
Increase in accounts receivable - related party	(9,316)	—	(9,316)
(Increase) decrease in prepaid expenses	20,606	—	(28,939)
Decrease in other current assets	—	7,500	—
Increase (decrease) in accounts payable	(516,868)	133,250	(21,402)
Increase (decrease) in accrued liabilities	9,365	(10,261)	225,918

Net cash used in operating activities	(3,658,671)	(1,205,658)	(5,623,926)

Cash flows from investing activities:
Payments to purchase property and equipment	(999,651)	(1,983)	(1,016,206)
Proceeds from sale of property and equipment	—	6,982	20,957
Payments to purchase intangibles	(35,690)	(154,192)	(295,853)
Payments to purchase other assets	(385,839)	—	(391,089)
Payments issued for note receivable	—	(24,447)	(300,783)
Payments issued for note receivable - related party	—	(56,783)	(56,783)

Net cash used in investing activities	(1,421,180)	(230,423)	(2,039,757)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,647,666	1,028,697	20,975,766
Purchases of treasury stock	(1,500,000)	—	(1,500,000)
Proceeds from issuance of convertible notes	—	553,500	553,500
Repayments of notes payable	(302,132)	(123,013)	(579,537)
Proceeds from borrowings under loan agreements - related parties	—	—	23,195
Repayment of borrowings under loan agreements - related parties	—	(23,195)	(23,195)

Net cash provided by financing activities	16,845,534	1,435,989	19,449,729

Net increase in cash and cash equivalents	11,765,683	(92)	11,786,046

Cash and cash equivalents - beginning of period	20,363	3,502	—

Cash and cash equivalents - end of period	$11,786,046	$3,410	$11,786,046

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,339	$16,023	$37,037

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$60,990
Common stock issued as consideration for account payable	—	6,000	6,000
Common stock issued as consideration for note payable	—	50,000	50,000
Related party note receivable exchanged for property and equipment	—	—	56,783
Note payable converted into common stock	—	553,500	553,500
Property and equipment acquired with assumed liabilities	—	479,610	479,610
Intangibles acquired with assumed liabilities	—	757,792	757,792

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

The historical information for the three months and nine months ended June 30, 2005, and for the period from June 9, 2003 (date of inception) to June 30, 2005, have been restated after determining that the Company’s policy of recording stock-based employee compensation upon vesting of the underlying equity award was inconsistent with the guidelines set forth under Statements of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

On February 7, 2006, the Company received comments from the Staff of the Securities and Exchange Commission (“SEC”) to its annual report on Form 10-K for the year ended September 30, 2005.  In connection with the receipt of these comments, the Company determined that its policy for recording equity compensation was inconsistent with the guidance set forth under SFAS No. 123(R).  Historically, the Company has calculated the compensation expense associated with equity awards using the Black-Scholes model and amortized that expense over the service period as the equity awards vest, commencing with the first vesting dates of the awards.  To fully comply with the guidance set forth in SFAS No. 123(R), the Company is now recording such expense on a straight line basis over the relevant service periods, commencing with the dates of grant of the awards.  On February 9, 2006, following an analysis of the impact of this error on the Company’s previously released financial statements, the Audit Committee of the Company’s Board of Directors determined that it was necessary to restate the financial statements contained in the Company’s original annual report on Form 10-K for the year ended September 30, 2005 and the Company’s quarterly report on Form 10-Q for the period ended June 30, 2005.

As a result of the restatement, net loss for the three and nine month periods ended June 30, 2005, and for the period from June 9, 2003 (date of inception) to June 30, 2005 was increased by $125,033.

The following are the restated financial statements for the third quarter of fiscal 2005 compared to the previously reported amounts:

RESTATED
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2005
(UNAUDITED)

	As Reported	Adjustments	Restated
ASSETS

Current assets:
Cash and cash equivalents	$11,786,046	$—	$11,786,046
Accounts receivable—related party	9,316	—	9,316
Prepaid expenses	89,929	—	89,929

Total current assets	11,885,291	—	11,885,291

Property, plant & equipment, net	1,244,745	—	1,244,745

Intangibles, net	980,435	—	980,435

Other assets	391,089	—	391,089

Total assets	$14,501,560	$—	$14,501,560

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$326,829	$—	$326,829
Short-term notes payable	40,000	—	40,000
Current portion of long-term debt	10,566	—	10,566
Accrued expenses	225,918	—	225,918

Total current liabilities	603,313	—	603,313

Long-term debt	12,187	—	12,187

Commitments and Contingencies

Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 27,393,094 shares issued and 24,393,094 shares outstanding at June 30, 2005, and 18,095,447 shares issued and outstanding at September 30, 2004	27,393	—	27,393
Additional paid-in capital	22,781,566	125,033	22,906,599
Treasury stock at cost, 3,000,000 shares and -0- shares at June 30, 2005 and September 30, 2004, respectively	(1,500,000)	—	(1,500,000)
Deficit accumulated during the development stage	(7,422,899)	(125,033)	(7,547,932)

Total stockholders' equity	13,886,060	—	13,886,060

Total liabilities and stockholders' equity	$14,501,560	$—	$14,501,560

RESTATED
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	As Reported	Adjustments	Restated
Revenues	$—	$—	$—

Operating expenses:
Research and development	731,054	—	731,054
General and administrative	859,830	125,033	984,863

Total operating expenses	1,590,884	125,033	1,715,917

Loss from operations	(1,590,884)	(125,033)	(1,715,917)

Other income (expenses)
Interest income	80,725	—	80,725
Rental income—related party	3,880	—	3,880
Gain on debt extinguishment	-	—	—
Interest expense	(361)	—	(361)

Total other income (expenses)	84,244	—	84,244

Net loss	$(1,506,640)	$(125,033)	$(1,631,673)

Net loss per common share, basic and diluted	$(0.06)	$(0.01)	$(0.07)

Weighted average number of common shares outstanding—basic and diluted	24,312,819	—	24,312,819

RESTATED
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	As Reported	Adjustments	Restated
Revenues	$—	$—	$—

Operating expenses:
Research and development	1,721,457	-	1,721,457
General and administrative	1,973,817	125,033	2,098,850

Total operating expenses	3,695,274	125,033	3,820,307

Loss from operations	(3,695,274)	(125,033)	(3,820,307)

Other income (expenses)
Interest income	126,102	—	126,102
Rental income—related party	3,880	—	3,880
Gain on debt extinguishment	26,990	—	26,990
Interest expense	(10,813)	—	(10,813)

Total other income (expenses)	146,159	—	146,159

Net loss	$(3,549,115)	$(125,033)	$(3,674,148)

Net loss per common share, basic and diluted	$(0.17)	$—	$(0.17)

Weighted average number of common shares outstanding—basic and diluted	21,385,891	—	21,385,891

RESTATED
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JUNE 9, 2003 (DATE OF INCEPTION)
TO JUNE 30, 2005
(UNAUDITED)

	As Reported	Adjustments	Restated
Revenues	$—	$—	$—

Operating expenses:
Research and development	2,382,835	—	2,382,835
General and administrative	5,159,999	125,033	5,285,032

Total operating expenses	7,542,834	125,033	7,667,867

Loss from operations	(7,542,834)	(125,033)	(7,667,867)

Other income (expenses)
Interest income	126,102	—	126,102
Rental income—related party	3,880	—	3,880
Gain on debt extinguishment	26,990	—	26,990
Interest expense	(37,037)	—	(37,037)

Total other income (expenses)	119,935	—	119,935

Net loss	$(7,422,899)	$(125,033)	$(7,547,932)

Net loss per common share, basic and diluted	$(1.03)	$(0.01)	$(1.04)

Weighted average number of common shares outstanding—basic and diluted	7,226,995	—	7,226,995

RESTATED
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(3,549,115)	$(125,033)	$(3,674,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(26,990)	—	(26,990)
Depreciation and amortization expense	244,598	—	244,598
Short-term note issued for services	—	—	—
Common stock issued for services	(66,500)	—	(66,500)
Warrants issued for services	57,999	—	57,999
Stock-based employee compensation	177,550	125,033	302,583
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	—
Increase in accounts receivable—related party	(9,316)	—	(9,316)
(Increase) decrease in prepaid expenses	20,606	—	20,606
Decrease in other current assets	—	—	—
Increase (decrease) in accounts payable	(516,868)	—	(516,868)
Increase (decrease) in accrued liabilities	9,365	—	9,365

Net cash used in operating activities	(3,658,671)	—	(3,658,671)

Cash flows from investing activities:
Payments to purchase property and equipment	(999,651)	—	(999,651)
Proceeds from sale of property and equipment	—	—	—
Payments to purchase intangibles	(35,690)	—	(35,690)
Payments to purchase other assets	(385,839)	—	(385,839)
Payments issued for note receivable	—	—	—
Payments issued for note receivable—related party	—	—	—

Net cash used in investing activities	(1,421,180)	—	(1,421,180)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,647,666	—	18,647,666
Purchases of common stock	(1,500,000)	—	(1,500,000)
Proceeds from issuance of convertible notes	—	—	—
Repayments of notes payable	(302,132)	—	(302,132)
Proceeds from borrowings under loan agreements—related parties	—	—	—
Repayment of borrowings under loan agreements—related parties	—	—	—

Net cash provided by financing activities	16,845,534	—	16,845,534

Net increase in cash and cash equivalents	11,765,683	—	11,765,683

Cash and cash equivalents—beginning of period	20,363	—	20,363

Cash and cash equivalents—end of period	$11,786,046	$—	$11,786,046

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,339	$—	$12,339

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$—
Common stock issued as consideration for account payable	—	—	—
Common stock issued as consideration for note payable	—	—	—
Related party note receivable exchanged for property and equipment	—	—	—
Note payable converted into common stock	—	—	—
Property and equipment acquired with assumed liabilities	—	—	—
Intangibles acquired with assumed liabilities	—	—	—

RESTATED
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JUNE 9, 2003 (DATE OF INCEPTION) TO JUNE 30, 2005
(UNAUDITED)

	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(7,422,899)	$(125,033)	$(7,547,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(26,990)	—	(26,990)
Depreciation and amortization expense	392,009	—	392,009
Short-term note issued for services	44,000	—	44,000
Common stock issued for services	931,500	—	931,500
Warrants issued for services	63,829	—	63,829
Stock-based employee compensation	228,364	125,033	353,397
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	—
Increase in accounts receivable—related party	(9,316)	—	(9,316)
(Increase) decrease in prepaid expenses	(28,939)	—	(28,939)
Decrease in other current assets	—	—	—
Increase (decrease) in accounts payable	(21,402)	—	(21,402)
Increase (decrease) in accrued liabilities	225,918	—	225,918

Net cash used in operating activities	(5,623,926)	—	(5,623,926)

Cash flows from investing activities:
Payments to purchase property and equipment	(1,016,206)	—	(1,016,206)
Proceeds from sale of property and equipment	20,957	—	20,957
Payments to purchase intangibles	(295,853)	—	(295,853)
Payments to purchase other assets	(391,089)	—	(391,089)
Payments issued for note receivable	(300,783)	—	(300,783)
Payments issued for note receivable—related party	(56,783)	—	(56,783)

Net cash used in investing activities	(2,039,757)	—	(2,039,757)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,975,766	—	20,975,766
Purchases of common stock	(1,500,000)	—	(1,500,000)
Proceeds from issuance of convertible notes	553,500	—	553,500
Repayments of notes payable	(579,537)	—	(579,537)
Proceeds from borrowings under loan agreements—related parties	23,195	—	23,195
Repayment of borrowings under loan agreements—related parties	(23,195)	—	(23,195)

Net cash provided by financing activities	19,449,729	—	19,449,729

Net increase in cash and cash equivalents	11,786,046	—	11,786,046

Cash and cash equivalents—beginning of period	—	—	—

Cash and cash equivalents—end of period	$11,786,046	$—	$11,786,046

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,037	$—	$37,037

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$60,990	$—	$60,990
Common stock issued as consideration for account payable	6,000	—	6,000
Common stock issued as consideration for note payable	50,000	—	50,000
Related party note receivable exchanged for property and equipment	56,783	—	56,783
Note payable converted into common stock	553,500	—	553,500
Property and equipment acquired with assumed liabilities	479,610	—	479,610
Intangibles acquired with assumed liabilities	757,792	—	757,792

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

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan for the three and nine months ended June 30, 2005 was $140,783 and $302,583, respectively.   Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan for the three and nine months ended June 30, 2004 was $50,814.  Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan since inception (June 9, 2003) to June 30, 2005 was $353,397.

8. WARRANTS

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

9. COMMITMENTS AND CONTINGINCIES

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

10. RELATED PARTY TRANSACTIONS

In March 2005, the Company entered into a five year sublease agreement with an affiliate of John D. Schiller, interim President and CEO of PDTI, pursuant to which PDTI will sublease approximately 50% of the Company’s 10,310 square foot new corporate office to the affiliate of Mr. Schiller, effective June 2005.  Future annual minimum rental income associated with the sublease is $93,128.

11. INCOME TAXES

The Company reports its income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.  Temporary differences have been created for all stock option plans and are included in the Company’s SFAS 109 computation.  At June 30, 2005, the Company had cumulative net operating loss carryforwards of $7,580,219, which expire in years 2005 through 2023. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at June 30, 2005, have been offset by valuation reserves of the same amount.

12. SUBSEQUENT EVENTS

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

Restatement of Financial Statements

The historical information for the three months and nine months ended June 30, 2005, and for the period from June 9, 2003 (date of inception) to June 30, 2005, have been restated after determining that the Company’s policy of recording stock-based employee compensation upon vesting of the underlying equity award was inconsistent with the guidelines set forth under Statements of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

On February 7, 2006, the Company received comments from the Staff of the Securities and Exchange Commission (“SEC”) to its annual report on Form 10-K for the year ended September 30, 2005.  In connection with the receipt of these comments, the Company determined that its policy for recording equity compensation was inconsistent with the guidance set forth under Statements of Financial Accounting Standards (“SFAS”) No. 123(R).  Historically, the Company has calculated the compensation expense associated with equity awards using the Black-Scholes model and amortized that expense over the service period as the equity awards vest, commencing with the first vesting dates of the awards.  To fully comply with the guidance set forth in SFAS No. 123(R), the Company is now recording such expense on a straight line basis over the relevant service periods, commencing with the dates of grant of the awards.  On February 9, 2006, following an analysis of the impact of this error on the Company’s previously released financial statements, the Audit Committee of the Company’s Board of Directors determined that it was necessary to restate the financial statements contained in the Company’s original annual report on Form 10-K for the year ended September 30, 2005 and the Company’s quarterly report on Form 10-Q for the period ended June 30, 2005.

As a result of the restatement, net loss for the three and nine month periods ended June 30, 2005, and for the period from June 9, 2003 (date of inception) to June 30, 2005 was increased by $125,033.

The following is a summary of the effect of the restatement on the financial statements and net loss per share amounts affected on our previously reported financial statements:

	Increase from Previously Reported Amounts for the
	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Period from June 9, 2003 (date of inception) to June 30, 2005
Statement of Operations Data:
Operating expenses:
General and administrative	$125,033	$125,033	$125,033
Loss from operations	125,033	125,033	125,033
Net loss	125,033	125,033	125,033

Net loss per common share—basic and diluted	0.01	—	0.01

Cash Flow Data:
Cash flows from operating activitities:
Net loss	$125,033	$125,033	$125,033
Stock-based compensation	125,033	125,033	125,033
Net cash used in operating activities	—	—	—

Balance Sheet Data (at end of period):
Stockholders' equity
Additional paid-in-capital	$125,033	$125,033	$125,033
Deficit accumulated during the development stage	125,033	125,033	125,033
Total Stockholders' equity	—	—	—

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

General and administrative.  General and administrative expenses were $984,863 and $1,091,969 for the three months ended June 30, 2005 and 2004, respectively, representing a decrease of $107,106. The decrease was primarily attributed to a higher level of stock-based compensation issued to non-employees during the three months ended June 30, 2004.  These issuances were necessary because we had limited liquidity during the early stages of our development that resulted in us issuing more stock-based compensation during the three months ended June 30, 2004.  Depreciation and amortization expense, included in general and administrative expense, for the three months ended June 30, 2005 and 2004 was $19,363 and $12,801, respectively, representing an increase of $6,562.  The increase primarily related to the purchase of office furniture and equipment following the period ended June 30, 2004.

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

General and administrative.  General and administrative expenses were $2,098,850 and $2,194,251 for the nine months ended June 30, 2005 and 2004, respectively, representing a decrease of $95,401.  The decrease was primarily attributed to a higher level of stock-based compensation issued to non-employees during the nine months ended June 30, 2004.  These issuances were necessary because we had limited liquidity during the early stages of our development that resulted in us issuing more stock-based compensation during the nine months ended June 30, 2004.  Depreciation and amortization expense, included in general and administrative expense, for the nine months ended June 30, 2005 and 2004 was $53,782 and $22,478, respectively, representing an increase of $31,304.  The increase primarily related to the purchase of office furniture and equipment during the nine months ended June 30, 2005.

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

Cash Flows from Operations.  Net cash flow used for operations is primarily affected by our research and development progress and business development.  Our cash flow used for operations is also impacted by changes in working capital.  Our net cash flow used for operations was $3,658,671 and $1,205,658 for the nine months ended June 30, 2005 and 2004, respectively, representing an increase of $2,453,013.  The increase is primarily due to our successful fundraising efforts in February 2005 allowing us more cash resources to increase the planned development of the PID technology.  As a result, net loss increased from $2,488,808 to $3,674,148 for the nine month periods ended June 30, 2004 and 2005, respectively, an increase of $1,185,340.  Our changes in operating assets and liabilities, excluding cash and cash equivalents, decreased $620,292 for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004.  The decrease is primarily due to us making our credit obligation payments on-time during the nine months ended June 30, 2005.  We did not have the cash resources to make all timely payments for our credit arrangements during the nine months ended June 30, 2004.  Net cash used in operating activities from June 9, 2003 (date of inception) to June 30, 2005 was $5,623,926.  Net loss during this period was $7,547,932 of which $1,924,006 related to non-cash activities that were added back to reconcile net loss to net cash used in operating activities.  The non-cash activities primarily related to stock-based compensation.  We had limited liquidity during the early stages of development and as a result we issued more stock-based compensation to employees and non-employees.

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

Income Taxes.  The Company reports its income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.  Temporary differences have been created for all stock option plans and are included in our SFAS 109 computation.  At June 30, 2005, we had cumulative net operating loss carryforwards of $7,580,219, which expire in years 2005 through 2023. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at June 30, 2005, have been offset by valuation reserves of the same amount.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The design of any system of control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated purpose under all potential future conditions. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q/A filed with the SEC. Based upon that evaluation and in connection with their determination that the matters described immediately below relating to the restatement of our historical financial information, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC.

Our Chief Executive Officer and Chief Financial Officer reviewed with members of our Audit Committee whether the restatement of our financial results for our fiscal quarter ended June 30, 2005 and year ended September 30, 2005 affected their conclusions that our disclosure controls and procedures, as of June 30, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC. In connection with their review, our Chief Executive Officer and Chief Financial Officer noted that our decision to restate our fiscal quarter ended June 30, 2005 and year ended September 30, 2005 financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed in this quarterly report on Form 10-Q/A was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Rather, the restatements resulted from reconsideration of our policy for recording stock-based employee compensation expense in connection with preparing responses to a comment letter that we received from the Staff of the SEC on our annual report on Form 10-K for the year ended September 30, 2005.  Our Chief Executive Officer and Chief Financial Officer did not find that management's ultimate determination that its prior policy of recording stock-based compensation expense was inconsistent with generally accepted accounting principles raised any question about whether our disclosure controls and procedures were effective to ensure that required information was disclosed to them as appropriate to allow timely decisions regarding required disclosure. Therefore, based on that review, our Chief Executive Officer and Chief Financial Officer determined that their prior conclusions, that our disclosure controls and procedures were effective as of June 30, 2005, had not changed.

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