Form 10-K/A
period 2005-09-30
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2006-02-15
CIK 759153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Documents incorporated by reference: Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders of Particle Drilling Technologies, Inc. filed January 25, 2006, which is incorporated by reference into Part III of this Form 10-K/A Amendment No. 1.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends and restates certain disclosure items in our annual report on Form 10-K for the year ended September 30, 2005, which we originally filed on December 14, 2005.

On February 7, 2006, the Company received comments from the Staff of the Securities and Exchange Commission (“SEC”) to its annual report on Form 10-K for the year ended September 30, 2005.  In connection with the receipt of these comments, the Company determined that its policy for recording equity compensation was inconsistent with the guidance set forth under Statements of Financial Accounting Standards (“SFAS”) No. 123(R).  Historically, the Company has calculated the compensation expense associated with equity awards using the Black-Scholes model and amortized that expense over the service period as the equity awards vest, commencing with the first vesting dates of the awards.  To fully comply with the guidance set forth in SFAS No. 123(R), the Company is now recording such expense on a straight line basis over the relevant service periods, commencing with the dates of grant of the awards.  On February 9, 2006, following an analysis of the impact of this error on the Company’s previously released financial statements, the Audit Committee of the Company’s Board of Directors determined that it was necessary to restate the financial statements contained in the Company’s original annual report on Form 10-K for the year ended September 30, 2005 and the Company’s original quarterly report on Form 10-Q for the period ended June 30, 2005.

Accordingly, this Form 10-K/A includes our restated financial statements for the year ended September 30, 2005, and for the period from June 9, 2003 (date of inception) to September 30, 2005 with accompanying notes.  This Form 10-K/A also updates disclosure in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect the restated financial statements described above and in Item 9A. “Controls and Procedures” to reflect the re-evaluation of our disclosure controls and procedures and our internal control over financial reporting by our management, including our Chief Executive Officer and our Chief Financial Officer, in connection with the filing of this Form 10-K/A.

Except for the foregoing restated information, the Form 10-K/A continues to describe conditions as of the date of the original filing and we have not updated the disclosures contained herein to reflect events that occurred at a later date.  Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been addressed in reports filed with the SEC subsequent to the date of the original filing.  In addition, we have included as exhibits to this amendment new certifications of our Chief Executive Officer and Chief Financial Officer.

We are also correcting unintentional typographical errors that appeared on our Consolidated Statements of Cash Flows covering the periods from June 9, 2003 (date of inception) to September 30, 2003 and June 9, 2003 (date of inception) to September 30, 2005.  Specifically, the column headings for those periods are being changed from “June 30, 2003” and “June 30, 2005” to “September 30, 2003” and “September 30, 2005”, respectively.  We have also added additional disclosure to Note 5 to the consolidated financial statements describing the intangible assets we acquired in connection with our acquisition of the PID technology in January 2004. Lastly, we are adding additional disclosure to the footnotes of our financial statements regarding certain pending litigation against the Company that was previously disclosed in Item 3. “Legal Proceedings” in our original annual report on Form 10-K.  While we believe the described litigation is without merit and that the likelihood of an adverse judgment against the Company is remote, an adverse judgment would severely impair our ability to continue as a going concern.

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

			Period from June 9, 2003 (date of inception) to
	Year Ended September 30,		September 30,
	2005	2004	2003
	(Restated)
Statement of Operations Data:
Revenues	$—	$—	$—
Operating expenses:	—	—	—
Research and development	2,802,155	621,752	39,626
General and administrative	3,182,313	2,683,024	503,158
Loss from operations	(5,984,468)	(3,304,776)	(542,784)
Other income (expenses)	260,050	(26,224)	—
Net loss	$(5,724,418)	$(3,331,000)	$(542,784)

Basic and Diluted Net Loss Per Share:
Loss from operations	$(0.27)	$(0.25)	$(0.07)
Net loss	$(0.26)	$(0.25)	$(0.07)
Weighted average shares outstanding	22,150,365	13,364,183	7,741,646

Cash Flow Data:
Net cash used in operating activities	$(4,625,184)	$(1,714,691)	$(250,566)
Net cash used in investing activities	(1,723,254)	(267,546)	(351,031)
Net cash provided by financing activities	16,832,721	1,999,098	605,099

Balance Sheet Data (at end of period):
Cash and cash equivalents	$10,504,646	$20,363	$3,502
Working capital surplus (deficiency)	9,386,096	(1,301,027)	(5,575)
Total assets	13,548,413	1,570,585	362,033
Long-term debt	9,463	20,201	—
Total stockholders’ equity	12,148,107	118,459	69,120

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and related notes that are included elsewhere in this report.

Restatement of Financial Statements

The historical information for the year ended September 30, 2005, and for the period from June 9, 2003 (date of inception) to September 30, 2005, have been restated after determining that the Company’s policy of recording stock-based employee compensation upon vesting of the underlying equity award was inconsistent with the guidelines set forth under Statements of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

On February 7, 2006, the Company received comments from the Staff of the Securities and Exchange Commission (“SEC”) to its annual report on Form 10-K for the year ended September 30, 2005.  In connection with the receipt of these comments, the Company determined that its policy for recording equity compensation was inconsistent with the guidance set forth under SFAS No. 123(R).  Historically, the Company has calculated the compensation expense associated with equity awards using the Black-Scholes model and amortized that expense over the service period as the equity awards vest, commencing with the first vesting dates of the awards.  To fully comply with the guidance set forth in SFAS No. 123(R), the Company is now recording such expense on a straight line basis over the relevant service periods, commencing with the dates of grant of the awards.  On February 9, 2006, following an analysis of the impact of this error on the Company’s previously released consolidated financial statements, the Audit Committee of the Company’s Board of Directors determined that it was necessary to restate the consolidated financial statements contained in the Company’s original annual report on Form 10-K for the year ended September 30, 2005 and the Company’s original quarterly report on Form 10-Q for the period ended June 30, 2005.

As a result of the restatement, net loss for the year ended September 30, 2005 and for the period from June 9, 2003 (date of inception) to September 30, 2005 was increased by $437,350.

The following is a summary of the effect of the restatement on the consolidated financial statements and net loss per share amounts affected on our previously reported consolidated financial statements:

	Increase from Previously Reported Amounts for the:
			Period from
			June 9, 2003
			(date of
			inception) to
	Year Ended September 30,		September 30,
	2005	Before 2005	2005

Statement of Operations Data:
Operating expenses:
General and administrative	$437,350	$—	$437,350
Loss from operations	437,350	—	437,350
Net loss	437,350	—	437,350

Net loss per common share - basic and diluted	$0.02	$—	$0.02

Cash Flow Data:
Cash flows from operating activitities:
Net loss	$437,350	$—	$437,350
Stock-based compensation	437,350	—	437,350
Net cash used in operating activities	—	—	—

Balance Sheet Data (at end of period):
Stockholders' equity
Additional paid-in-capital	$437,350	$—	$437,350
Deficit accumulated during the development stage	437,350	—	437,350
Total Stockholders' equity	—	—	—

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

Comparison of Year Ended September 30, 2005 with Year Ended September 30, 2004

Research and development.    Research and development expenses were $2,802,155 and $621,752 for the years ended September 30, 2005 and 2004, respectively, representing an increase of $2,180,403.  We had only a limited ability to develop the PID technology due to our lack of funds available during the year ended September 30, 2004.  As a result of the completion of our private placement in February 2005, we have continued to use substantial resources during fiscal 2005 to develop and test the PID technology, including a test program conducted at TerraTek during March and June 2005 and a test program conducted at Catoosa during July and November 2005.  In fiscal 2005, research and development expenses also increased due to direct costs associated with the development of the injector system and PID bits of $1,508,430 while no such comparable costs were incurred in fiscal 2004.  Indirect cost, or overhead, relating to research and development increased $671,973 during fiscal 2005 compared to fiscal 2004.  We hired additional employees, made certain modifications to our research facility and had an increase in depreciation expense as a result of additional property purchased during fiscal 2005.

General and administrative.    General and administrative expenses were $3,182,313 and $2,683,024 for the years ended September 30, 2005 and 2004, respectively, representing an increase of $499,289.  The increase is primarily related to reporting and compliance obligations applicable to publicly-held companies and stock-based compensation.

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

Net Loss per Share.  The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share.  In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants.  Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive.  Potentially dilutive securities for the years ended September 30, 2005 and 2004 and for the period from June 9, 2003 (date of inception) to September 30, 2003 that have been excluded are 991,711, 98,771 and 0, respectively.

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

Item 8.  Financial Statements and Supplementary Data

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

Index to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting	21

Reports of Independent Registered Public Accounting Firm	22

Consolidated Balance Sheets as of September 30, 2005 and 2004	24

Consolidated Statements of Operations for the years ended September 30, 2005 and 2004, and for the periods from June 9, 2003 (date of inception) to September 30, 2003 and June 9, 2003 (date of inception) to September 30, 2005	25

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2005 and 2004, and for the periods from June 9, 2003 (date of inception) to September 30, 2003 and June 9, 2003 (date of inception) to September 30, 2005	26

Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004, and for the periods from June 9, 2003 (date of inception) to September 30, 2003 and June 9, 2003 (date of inception) to September 30, 2005	27

Notes to Consolidated Financial Statements	28

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, the management of our company concluded that our internal control over financial reporting was effective as of September 30, 2005. We have considered the restatement of our financial results for the year ended September 30, 2005 and have concluded that such restatement does not represent a material weakness in our internal control over financial reporting.

The assessment by the management of our company of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by UHY Mann Frankfort Stein & Lipp CPAs, LLP, an independent registered public accounting firm, as stated in their report that follows.

/s/ J. CHRIS BOSWELL
Chief Financial Officer

Houston, Texas
December 14, 2005, except for the second sentence of the fourth paragraph as to which the date is February 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Particle Drilling Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing on page 21, that Particle Drilling Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

/s/ UHY Mann Frankfort Stein & Lipp CPAs, LLP

Houston, Texas
December 14, 2005, except as to the effect of the restatement described in Management’s Report on Internal Control Over Financial Reporting (As Revised) as to which the date is February 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

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

/s/ UHY Mann Frankfort Stein & Lipp CPAs, LLP

Houston, Texas
December 14, 2005, except for Note 2 as to which the date is February 14, 2006

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	September 30, 2004
	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$10,504,646	$20,363
Accounts receivable - related party	42,330	—
Prepaid expenses	229,963	110,535

Total current assets	10,776,939	130,898

Property, plant & equipment, net	1,277,982	451,825

Intangibles, net	1,102,403	982,612

Other assets	391,089	5,250

Total assets	$13,548,413	$1,570,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,056,733	$864,177
Short-term notes payable	79,880	340,304
Current portion of long-term debt	11,597	10,891
Accrued liabilities	242,633	216,553

Total current liabilities	1,390,843	1,431,925

Long-term debt	9,463	20,201

Commitments and Contingencies - See Note 16

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 27,441,472 shares issued and 24,441,472 shares outstanding at September 30, 2005, and 18,095,447 shares issued and outstanding at September 30, 2004	27,441	18,095
Additional paid-in capital	23,218,868	3,974,148
Treasury stock at cost, 3,000,000 shares and -0- shares at September 30, 2005 and September 30, 2004, respectively	(1,500,000)	—
Deficit accumulated during the development stage	(9,598,202)	(3,873,784)

Total stockholders’ equity	12,148,107	118,459

Total liabilities and stockholders’ equity	$13,548,413	$1,570,585

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from June 9, 2003 (date of inception) to	Period from June 9, 2003 (date of inception) to
	Year Ended September 30,		September 30,	September 30,
	2005	2004	2003	2005
	(Restated)			(Restated)
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	2,802,155	621,752	39,626	3,463,533
General and administrative	3,182,313	2,683,024	503,158	6,368,495

Total operating expenses	5,984,468	3,304,776	542,784	9,832,028

Loss from operations	(5,984,468)	(3,304,776)	(542,784)	(9,832,028)

Other income (expenses)
Interest income	209,305	—	—	209,305
Rental income - related party	27,162	—	—	27,162
Gain on debt extinguishment	35,283	—	—	35,283
Interest expense	(11,700)	(26,224)	—	(37,924)

Total other income (expenses)	260,050	(26,224)	—	233,826

Net loss	$(5,724,418)	$(3,331,000)	$(542,784)	$(9,598,202)

Net loss per common share, basic and diluted	$(0.26)	$(0.25)	$(0.07)	$(0.58)

Weighted average number of common shares outstanding - basic and diluted	22,150,365	13,364,183	7,741,646	16,408,395

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from June 9, 2003 (date of inception)

to September 30, 2005

(Restated)

						Deficit
						Accumulated	Total
					Additional	During	Stockholders’
	Common Stock		Treasury Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Retroactive restatement of stockholders’ equity prior to merger for recapitalization	1,550,000	$1,550	—	$—	$(1,550)	$—	$—

Common stock issued to founders at $0.001 per share in June 2003	9,000,000	9,000	—	—	—	—	9,000

Common stock issued in private placement for cash at $2.00 per share from June 2003 to September 2003, less offering expense of $436,096	504,500	505	—	—	572,399	—	572,904

Common stock issued for services provided at $2.00 per share in July 2003	15,000	15	—	—	29,985	—	30,000

Net loss	—	—	—	—	—	(542,784)	(542,784)

Balance, September 30, 2003	11,069,500	11,070	—	—	600,834	(542,784)	69,120

Common stock issued in private placement for cash at $2.00 per share from October 2003 to February 2004, less offering expense of $166,322	196,800	197	—	—	227,080	—	227,277

Common stock issued for services provided at $2.00 per share in October 2003	27,000	27	—	—	53,973	—	54,000

Common stock issued for cash at $2.00 per share from October 2003 to March 2004	325,000	325	—	—	649,675	—	650,000

Common stock issued for cash at $1.82 per share in October 2003	2,750	2	—	—	4,998	—	5,000

Common stock issued in exchange for note payable at $2.00 per share in January 2004	25,000	25	—	—	49,975	—	50,000

Common stock issued for services provided at $2.00 per share in January 2004	12,000	12	—	—	23,988	—	24,000

Common stock issued for cash at $0.72 per share in March 2004	69,508	70	—	—	49,930	—	50,000

Common stock issued for cash at $0.97 per share in March 2004	15,480	15	—	—	14,985	—	15,000

Common stock issued for cash at $0.75 per share in March 2004	35,000	35	—	—	26,215	—	26,250

Common stock issued for services provided at $2.00 per share in March 2004	70,000	70	—	—	139,930	—	140,000

Common stock issued for services provided at $2.00 per share in March 2004	75,000	75	—	—	149,925	—	150,000

Common stock issued for cash at $0.74 per share in April 2004	23,500	23	—	—	17,477	—	17,500

Common stock issued in exchange of accounts payable at $0.12 per share upon exercise of warrants in April 2004	50,000	50	—	—	6,850	—	6,900

Common stock issued for cash at $0.12 per share upon exercise of warrants from April 2004 to June 2004	113,909	114	—	—	15,605	—	15,719

Common stock issued for cash at $0.12 per share upon exercise of employee stock options in June 2004	200,000	200	—	—	32,062	—	32,262

Common stock issued in connection with advisory agreement at $0.12 per share in June 2004	5,000,000	5,000	—	—	595,000	—	600,000

Common stock issued at $1.50 per share upon conversion of note payable in June 2004, less offering expense	410,000	410	—	—	553,090	—	553,500

Common stock issued in private placement for cash at $2.00 per share from July 2004 to September 2004, less offering expense	375,000	375	—	—	717,125	—	717,500

Fair value of common stock warrants issued for services	—	—	—	—	2,880	—	2,880

Stock-based employee compensation	—	—	—	—	42,551	—	42,551

Net loss	—	—	—	—	—	(3,331,000)	(3,331,000)

Balance, September 30, 2004	18,095,447	18,095	—	—	3,974,148	(3,873,784)	118,459

Common stock issued in private placement for cash at $2.00 per share from October 2004 to February 2005, less offering expense	850,000	850	—	—	1,581,585	—	1,582,435

Common stock issued for services provided at $1.75 per share in October 2004	10,000	10	—	—	17,490	—	17,500

Common stock issued upon cashless exercise of warrants at $0.12 per share in December 2004	9,314	10	—	—	(10)	—	—

Common stock issued for cash at $0.01 per share upon exercise of warrants in December 2004	33,333	33	—	—	302	—	335

Common stock cancelled at $0.12 per share in January 2005	(700,000)	(700)	—	—	(83,300)	—	(84,000)

Common stock cancelled at $0.001 per share in January 2005	(50,000)	(50)	—	—	50	—	—

Common stock issued in private placement for cash at $2.00 per share in February 2005, less offering expense	9,000,000	9,000	—	—	14,605,332	—	14,614,332

Repurchase of common stock at $0.50 per share in February 2005	—	—	(3,000,000)	(1,500,000)	—	—	(1,500,000)

Restricted stock issued to employees at $4.90 per share in May 2005	140,000	140	—	—	(140)	—	—

Restricted stock issued to employees at $5.45 per share in May 2005	5,000	5	—	—	(5)	—	—

Common stock issued upon cashless exercise of warrants at $0.12 per share in August 2005	48,378	48	—	—	(48)	—	—

Fair value of common stock warrants issued for services	—	—	—	—	2,508,564	—	2,508,564

Stock-based employee compensation	—	—	—	—	614,900	—	614,900

Net loss	—	—	—	—	—	(5,724,418)	(5,724,418)

Balance, September 30, 2005	27,441,472	$27,441	(3,000,000)	$(1,500,000)	$23,218,868	$(9,598,202)	$12,148,107

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from June 9, 2003 (date of inception) to	Period from June 9, 2003 (date of inception) to
	Year Ended September 30,		September 30,	September 30,
	2005	2004	2003	2005
	(Restated)			(Restated)
Cash flows from operating activities:
Net loss	$(5,724,418)	$(3,331,000)	$(542,784)	$(9,598,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(35,283)	—	—	(35,283)
Depreciation and amortization expense	391,467	147,409	—	538,876
Short-term note issued for services	—	44,000	—	44,000
Common stock issued for services	(66,500)	968,000	30,000	931,500
Warrants issued for services	57,999	5,830	—	63,829
Stock-based employee compensation	614,900	50,814	—	665,714
Changes in operating assets and liabilities:
Increase in accounts receivable - related party	(42,330)	—	—	(42,330)
Increase in prepaid expenses	(68,428)	(49,545)	—	(117,973)
(Increase) decrease in other current assets	—	7,500	(7,500)	—
Increase in accounts payable	221,329	362,527	132,939	716,795
Increase in accrued liabilities	26,080	79,774	136,779	242,633

Net cash used in operating activities	(4,625,184)	(1,714,691)	(250,566)	(6,590,441)

Cash flows from investing activities:
Payments to purchase property and equipment	(1,167,134)	(16,555)	—	(1,183,689)
Proceeds from sale of property and equipment	—	20,957	—	20,957
Payments to purchase intangibles	(170,281)	(185,468)	(74,695)	(430,444)
Payments to purchase other assets	(385,839)	(5,250)	—	(391,089)
Payments issued for note receivable	—	(24,447)	(276,336)	(300,783)
Payments issued for note receivable - related party	—	(56,783)	—	(56,783)

Net cash used in investing activities	(1,723,254)	(267,546)	(351,031)	(2,341,831)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,647,666	1,746,196	581,904	20,975,766
Repurchase of common stock	(1,500,000)	—	—	(1,500,000)
Proceeds from issuance of convertible notes	—	553,500	—	553,500
Repayments of notes payable	(314,945)	(277,403)	—	(592,348)
Proceeds from borrowings under loan agreements - related parties	—	—	23,195	23,195
Repayment of borrowings under loan agreements - related parties	—	(23,195)	—	(23,195)

Net cash provided by financing activities	16,832,721	1,999,098	605,099	19,436,918

Net increase in cash and cash equivalents	10,484,283	16,861	3,502	10,504,646

Cash and cash equivalents - beginning of period	20,363	3,502	—	—

Cash and cash equivalents - end of period	$10,504,646	$20,363	$3,502	$10,504,646

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,004	$24,697	$—	$38,701

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$51,000	$60,990	—	$111,990
Common stock issued as consideration for account payable	—	6,000	—	6,000
Common stock issued as consideration for note payable	—	50,000	—	50,000
Related party note receivable exchanged for property and equipment	—	56,783	—	56,783
Note payable converted into common stock	—	553,500	—	553,500
Property and equipment acquired with assumed liabilities	—	479,610	—	479,610
Intangibles acquired with assumed liabilities	—	757,792	—	757,792

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

The historical information for the year ended September 30, 2005, and for the period from June 9, 2003 (date of inception) to September 30, 2005, have been restated after determining that the Company’s policy of recording stock-based employee compensation upon vesting of the underlying equity award was inconsistent with the guidelines set forth under Statements of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

On February 7, 2006, the Company received comments from the Staff of the Securities and Exchange Commission (“SEC”) to its annual report on Form 10-K for the year ended September 30, 2005.  In connection with the receipt of these comments, the Company determined that its policy for recording equity compensation was inconsistent with the guidance set forth under SFAS No. 123(R).  Historically, the Company has calculated the compensation expense associated with equity awards using the Black-Scholes model and amortized that expense over the service period as the equity awards vest, commencing with the first vesting dates of the awards.  To fully comply with the guidance set forth in SFAS No. 123(R), the Company is now recording such expense on a straight line basis over the relevant service periods, commencing with the dates of grant of the awards.  On February 9, 2006, following an analysis of the impact of this error on the Company’s previously released consolidated financial statements, the Audit Committee of the Company’s Board of Directors determined that it was necessary to restate the consolidated financial statements contained in the Company’s original annual report on Form 10-K for the year ended September 30, 2005 that was filed on December 14, 2005.

As a result of the restatement, net loss for the year ended September 30, 2005 and for the period from June 9, 2003 (date of inception) to September 30, 2005 was increased by $437,350.

The following are the restated consolidated financial statements for the year ended September 30, 2005 compared to the previously reported amounts:

RESTATED
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2005

	As Reported	Adjustments	Restated

ASSETS

Current assets:
Cash and cash equivalents	$10,504,646	$—	$10,504,646
Accounts receivable - related party	42,330	—	42,330
Prepaid expenses	229,963	—	229,963

Total current assets	10,776,939	—	10,776,939

Property, plant & equipment, net	1,277,982	—	1,277,982

Intangibles, net	1,102,403	—	1,102,403

Other assets	391,089	—	391,089

Total assets	$13,548,413	$—	$13,548,413

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,056,733	$—	$1,056,733
Short-term notes payable	79,880	—	79,880
Current portion of long-term debt	11,597	—	11,597
Accrued liabilities	242,633	—	242,633

Total current liabilities	1,390,843	—	1,390,843

Long-term debt	9,463	—	9,463

Commitments and Contingencies

Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 27,441,472 shares issued and 24,441,472 shares outstanding at September 30, 2005, and 18,095,447 shares issued and outstanding at September 30, 2004	27,441	—	27,441
Additional paid-in capital	22,781,518	437,350	23,218,868
Treasury stock at cost, 3,000,000 shares and -0- shares at September 30, 2005
and September 30, 2004, respectively	(1,500,000)	—	(1,500,000)
Deficit accumulated during the development stage	(9,160,852)	(437,350)	(9,598,202)

Total stockholders' equity	12,148,107	—	12,148,107

Total liabilities and stockholders' equity	$13,548,413	$—	$13,548,413

RESTATED
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2005

	As Reported	Adjustments	Restated

Revenues	$—	$—	$—

Operating expenses:
Research and development	2,802,155	—	2,802,155
General and administrative	2,744,963	437,350	3,182,313

Total operating expenses	5,547,118	437,350	5,984,468

Loss from operations	(5,547,118)	(437,350)	(5,984,468)

Other income (expenses)
Interest income	209,305	—	209,305
Rental income - related party	27,162	—	27,162
Gain on debt extinguishment	35,283	—	35,283
Interest expense	(11,700)	—	(11,700)

Total other income (expenses)	260,050	—	260,050

Net loss	$(5,287,068)	$(437,350)	$(5,724,418)

Net loss per common share, basic and diluted	$(0.24)	$(0.02)	$(0.26)

Weighted average number of common shares outstanding - basic and diluted	22,150,365	—	22,150,365

RESTATED
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JUNE 9, 2003 (DATE OF INCEPTION)
TO SEPTEMBER 30, 2005

	As Reported	Adjustments	Restated

Revenues	$—	$—	$—

Operating expenses:
Research and development	3,463,533	—	3,463,533
General and administrative	5,931,145	437,350	6,368,495

Total operating expenses	9,394,678	437,350	9,832,028

Loss from operations	(9,394,678)	(437,350)	(9,832,028)

Other income (expenses)
Interest income	209,305	—	209,305
Rental income - related party	27,162	—	27,162
Gain on debt extinguishment	35,283	—	35,283
Interest expense	(37,924)	—	(37,924)

Total other income (expenses)	233,826	—	233,826

Net loss	$(9,160,852)	$(437,350)	$(9,598,202)

Net loss per common share, basic and diluted	$(0.56)	$(0.02)	$(0.58)

Weighted average number of common shares outstanding - basic and diluted	16,408,395	—	16,408,395

RESTATED
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2005

	As Reported	Adustments	Restated

Cash flows from operating activities:
Net loss	$(5,287,068)	$(437,350)	$(5,724,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(35,283)	—	(35,283)
Depreciation and amortization expense	391,467	—	391,467
Short-term note issued for services	—	—	—
Common stock issued for services	(66,500)	—	(66,500)
Warrants issued for services	57,999	—	57,999
Stock-based employee compensation	177,550	437,350	614,900
Changes in operating assets and liabilities:
Increase in accounts receivable - related party	(42,330)	—	(42,330)
Increase in prepaid expenses	(68,428)	—	(68,428)
(Increase) decrease in other current assets	—	—	—
Increase in accounts payable	221,329	—	221,329
Increase in accrued liabilities	26,080	—	26,080

Net cash used in operating activities	(4,625,184)	—	(4,625,184)

Cash flows from investing activities:
Payments to purchase property and equipment	(1,167,134)	—	(1,167,134)
Proceeds from sale of property and equipment	—	—	—
Payments to purchase intangibles	(170,281)	—	(170,281)
Payments to purchase other assets	(385,839)	—	(385,839)
Payments issued for note receivable	—	—	—
Payments issued for note receivable - related party	—	—	—

Net cash used in investing activities	(1,723,254)	—	(1,723,254)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,647,666	—	18,647,666
Purchases of common stock	(1,500,000)	—	(1,500,000)
Proceeds from issuance of convertible notes	—	—	—
Repayments of notes payable	(314,945)	—	(314,945)
Proceeds from borrowings under loan agreements - related parties	—	—	—
Repayment of borrowings under loan agreements - related parties	—	—	—

Net cash provided by financing activities	16,832,721	—	16,832,721

Net increase in cash and cash equivalents	10,484,283	—	10,484,283

Cash and cash equivalents - beginning of period	20,363	—	20,363

Cash and cash equivalents - end of period	$10,504,646	$—	$10,504,646

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,004	$—	$14,004

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$51,000	$—	$51,000
Common stock issued as consideration for account payable	—	—	—
Common stock issued as consideration for note payable	—	—	—
Related party note receivable exchanged for property and equipment	—	—	—
Note payable converted into common stock	—	—	—
Property and equipment acquired with assumed liabilities	—	—	—
Intangibles acquired with assumed liabilities	—	—	—

RESTATED
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JUNE 9, 2003 (DATE OF INCEPTION)
TO SEPTEMBER 30, 2005

	As Reported	Adustments	Restated

Cash flows from operating activities:
Net loss	$(9,160,852)	$(437,350)	$(9,598,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(35,283)	—	(35,283)
Depreciation and amortization expense	538,876	—	538,876
Short-term note issued for services	44,000	—	44,000
Common stock issued for services	931,500	—	931,500
Warrants issued for services	63,829	—	63,829
Stock-based employee compensation	228,364	437,350	665,714
Changes in operating assets and liabilities:
Increase in accounts receivable - related party	(42,330)	—	(42,330)
Increase in prepaid expenses	(117,973)	—	(117,973)
(Increase) decrease in other current assets	—	—	-
Increase in accounts payable	716,795	—	716,795
Increase in accrued liabilities	242,633	—	242,633

Net cash used in operating activities	(6,590,441)	—	(6,590,441)

Cash flows from investing activities:
Payments to purchase property and equipment	(1,183,689)	—	(1,183,689)
Proceeds from sale of property and equipment	20,957	—	20,957
Payments to purchase intangibles	(430,444)	—	(430,444)
Payments to purchase other assets	(391,089)	—	(391,089)
Payments issued for note receivable	(300,783)	—	(300,783)
Payments issued for note receivable - related party	(56,783)	—	(56,783)

Net cash used in investing activities	(2,341,831)	—	(2,341,831)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,975,766	—	20,975,766
Purchases of common stock	(1,500,000)	—	(1,500,000)
Proceeds from issuance of convertible notes	553,500	—	553,500
Repayments of notes payable	(592,348)	—	(592,348)
Proceeds from borrowings under loan agreements - related parties	23,195	—	23,195
Repayment of borrowings under loan agreements - related parties	(23,195)	—	(23,195)

Net cash provided by financing activities	19,436,918	—	19,436,918

Net increase in cash and cash equivalents	10,504,646	—	10,504,646

Cash and cash equivalents - beginning of period	—	—	—

Cash and cash equivalents - end of period	$10,504,646	$—	$10,504,646

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,701	$—	$38,701

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$111,990	$—	$111,990
Common stock issued as consideration for account payable	6,000	—	6,000
Common stock issued as consideration for note payable	50,000	—	50,000
Related party note receivable exchanged for property and equipment	56,783	—	56,783
Note payable converted into common stock	553,500	—	553,500
Property and equipment acquired with assumed liabilities	479,610	—	479,610
Intangibles acquired with assumed liabilities	757,792	—	757,792

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

Net Loss Per Share

The Company has presented basic and diluted net loss per share pursuant SFAS No. 128, Earnings Per Share.  In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants.  Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive.  Potentially dilutive securities for the years ended September 30, 2005 and 2004 and for the period from June 9, 2003 (date of inception) to September 30, 2003 that have been excluded are 991,711, 98,771 and 0 respectively.

The following is the calculation of basic and diluted weighted average shares outstanding and net loss per share for each of the years and periods ending September 30:

			Period from	Period from
			June 9, 2003	June 9, 2003
			(date of	(date of
	Year Ended September 30,		inception) to	inception) to
			September 30,	September 30,
	2005	2004	2003	2005
	(Restated)			(Restated)
Net loss (numerator):
Net loss - basic and diluted	$(5,724,418)	$(3,331,000)	$(542,784)	$(9,598,202)

Weighted average shares (denominator):
Weighted average shares - basic and diluted	22,150,365	13,364,183	7,741,646	16,408,395

Net loss per share:
Basic and diluted	$(0.26)	$(0.25)	$(0.07)	$(0.58)

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

5. INTANGIBLE ASSETS

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

In January 2004, as consideration for the Company’s acquisition from ProDril Services Inc. (“PSI”) of equipment with a fair value of $479,610 and all intellectual property associated with PSI’s PID technology, the Company assumed liabilities in the amount of $945,980 from PSI and exchanged a note receivable from PSI in the amount of $300,783.  The note receivable from PSI originated under a revolving credit facility between PSI and the Company which was signed in May 2003.  In order to induce the Company to enter into the revolving credit facility, PSI, and certain affiliates of PSI, assigned the patents underlying the PID technology and related intellectual property to the Company.  Under the terms of this agreement, PSI had the right to recover the patents if the note receivable was paid in full prior to the signing of a purchase and sale agreement between the parties.  A purchase and sale agreement was signed among the parties on September 10, 2003. The Company recorded an intangible asset of $767,153 for the difference in the fair value of total consideration given under the purchase and sale agreement and the fair value of the net tangible assets acquired.  The Company believes that the $767,153 attributed to the intangible assets represents the best estimate of the fair value of such assets at the date of the acquisition.  All of the intangible assets relate to the patents and the intellectual property related to the patents underlying the PID technology.  In connection with the acquisition, the Company incurred direct legal fees of $87,915 and $74,695 during the fiscal year ended underlying the PID technology September 30, 2004 and the period ending September 30, 2003, respectively.  Since all of the intangible assets acquired were related to the patents, PDTI determined the useful life of the intangibles to be 18.3 years at the date of acquisition.

For the years ended September 30, 2005 and 2004 and the period from June 9, 2003 (date of inception) to September 30, 2003, amortization expense totaled $50,490, $35,343 and $0, respectively.

6. SHORT-TERM NOTES

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

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30:

	2005	2004

Payroll and related expenses	$4,449	$132,067
General and administrative	21,846	—
Rent	57,450	—
Professional fees	2,154	80,000
Audit fees	112,000	—
Research and development expense	33,243	—
Accrued capital costs	11,491	—
Accrued interest	—	4,486

Total accrued liabilities	$242,633	$216,553

8. LONG-TERM DEBT

Long-term debt consists of the following at September 30:

	2005	2004

Note payable to a bank in monthly installments of $927, including interest at 6.25%, due in July 2007, secured by a vehicle	$21,060	$31,092

Less: current portion classified as current on the balance sheet	11,597	10,891

Total long-term debt	$9,463	$20,201

9. COMMON STOCK

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

10. TREASURY STOCK

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

11. STOCK OPTIONS AND WARRANTS

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

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan for the years ended September 20, 2005 and 2004 was $614,900 and $50,814, respectively.  Stock-based employee compensation expense for awards issued under the 2004 Plan and the 2005 Plan since inception (June 9, 2003) to September 30, 2005 was $665,714.

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

12. INCOME TAXES

For the period ended September 30, 2005, there were permanent and temporary differences of approximately $74,000 and $2,561,000, respectively, which decreased the tax loss for the current year.

At September 30, 2005, the Company has cumulative net operating loss carryforwards of approximately $7,001,000 which expire in years 2006 through 2024.  No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time.  Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2005, have been offset by valuation reserves of the same amount.  The valuation allowance increased $1,462,178 from September 30, 2004 to September 30, 2005.

Deferred tax assets consisted of the following at September 30:

	2005	2004	Total
	(Restated)		(Restated)
Deferred tax asset:
Net operating loss carryforward	$1,921,222	$1,304,022	$3,225,244
Intangibles	—	31,296	31,296
Stock warrants exercised	834,807	—	834,807
Stock-based compensation	190,401	—	190,401
Deferred tax liability:
Intangibles	(55,002)	—	(55,002)
Property and equipment	(99,424)	(5,492)	(104,916)

Deferred tax asset	2,792,004	1,329,826	4,121,830

Valuation allowance	(2,792,004)	(1,329,826)	(4,121,830)

Net deferred tax asset	$—	$—	$—

Due to the losses that have occurred since the Company’s inception, and that the effect of any permanent or temporary differences on taxable income have been deemed immaterial, no statutory rate reconciliation of the Company’s tax rate is disclosed nor discussed within this footnote.

13. RELATED PARTY TRANSACTIONS

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

14. MERGERS

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

15. ACQUISITIONS

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

16. COMMITMENTS AND CONTINGENCIES

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

Litigation

The Company is currently engaged in litigation regarding the acquisition of its PID technology.  While the outcome of this litigation cannot be predicted with certainty, the Company believes that the probability of an adverse judgment in this litigation is remote.  However, should the Company receive an adverse judgment in this litigation, it would severely impair the Company’s ability to continue as a going concern.  See Item 3. “Legal Proceedings” for more information concerning this litigation.

17. SUBSEQUENT EVENTS

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

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARIZED QUARTERLY FINANCIAL DATA

(Unaudited)

	Fiscal 2005 Quarter Ended
	December 31	March 31	June 30	September 30
			(Restated)	(Restated)

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from operations	(876,193)	(1,228,197)	(1,715,917)	(2,164,161)
Net loss	(882,745)	(1,159,730)	(1,631,673)	(2,050,270)
Net loss per common share - basic and diluted	$(0.05)	$(0.05)	$(0.07)	$(0.08)

	Fiscal 2004 Quarter Ended
	December 31	March 31	June 30	September 30

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from operations	(387,716)	(838,987)	(1,244,413)	(833,660)
Net loss	(387,716)	(846,449)	(1,254,643)	(842,192)
Net loss per common share - basic and diluted	$(0.03)	$(0.07)	$(0.10)	$(0.05)

Restated Summarized Quarterly Financial Data:

The consolidated financial statements for the quarters ended June 30, 2005 and September 30, 2005 were restated to recognize additional stock-based compensation for those periods as described in Note 2.  As a result, the loss from operations and the net loss for the three months ended June 30, 2005 and September 30, 2005 increased $125,033 and $312,317, respectively.  The net loss per common share (basic and diluted) for each of the three months ended June 30, 2005 and September 30, 2005 increased $0.01.

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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission’s (“SEC”), and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The design of any system of control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated purpose under all potential future conditions. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our chief executive officer and our chief financial officer of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K/A filed with the SEC. Based upon that evaluation and in connection with their determination that the matters described immediately below relating to the restatement of our historical financial information, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC.

Our chief executive officer and our chief financial officer reviewed with members of our Audit Committee whether the restatement our financial results for the fiscal quarter ended June 30, 2005 and year ended September 30, 2005 affected their conclusions that our disclosure controls and procedures, as of September 30, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC. In connection with their review, our chief executive officer and chief financial officer noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed was accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. Rather, the restatements resulted from reconsideration of our policy for recording stock-based employee compensation expense in connection with preparing responses to a comment letter that we received from the Staff of the SEC on our annual report on Form 10-K for the year ended September 30, 2005.  Our chief executive officer and chief financial officer did not find that management's ultimate determination that its prior policy of recording stock-based compensation expense was inconsistent with generally accepted accounting principles raised any question about whether our disclosure controls and procedures were effective to ensure that required information was disclosed to them as appropriate to allow timely decisions regarding required disclosure. Therefore, based on that review, our chief executive officer and our chief financial officer determined that their prior conclusions, that our disclosure controls and procedures were effective as of September 30, 2005, had not changed.

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

The information required to be furnished pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” (As Revised) and “Report of Independent Registered Public Accounting Firm” in Item 8 of this report.

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

Item 9B.  Other Information

None Applicable

PART III

Item 10.  Directors and Executive Officers of the Registrant

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item is incorporated herein by reference from our Definitive Proxy Statement pursuant to Regulation 14A filed January 25, 2006.

Item 11.  Executive Compensation

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item is incorporated herein by reference from our Definitive Proxy Statement pursuant to Regulation 14A filed January 25, 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item is incorporated herein by reference from our Definitive Proxy Statement pursuant to Regulation 14A filed January 25, 2006.

Item 13.  Certain Relationships and Related Transactions

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item is incorporated herein by reference from our Definitive Proxy Statement pursuant to Regulation 14A filed January 25, 2006.

Item 14.  Principal Accountant Fees and Services

Pursuant to General Instructions G(3) to Form 10-K, the information required to be disclosed by this Item is incorporated herein by reference from our Definitive Proxy Statement pursuant to Regulation 14A filed January 25, 2006.

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

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the fourteenth day of February, 2006.

PARTICLE DRILLING TECHNOLOGIES, INC

By	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the fourteenth day of February, 2006.

Signature	Title

Chairman of the Board and Director
Kenneth R. LeSuer

/s/ JIM B. TERRY	President and Chief Executive Officer (principal executive officer)
Jim B. Terry

/s/ J. CHRIS BOSWELL	Senior Vice President, Chief Financial Officer and Director (principal financial officer and principal accounting officer)
J. Chris Boswell

/s/ THOMAS E. HARDISTY	Senior Vice President of Corporate Development and Director
Thomas E. Hardisty

/s/ JOHN D. SCHILLER	Director
John. D. Schiller

Director
Michael S. Mathews

/s/ HUGH A. MENOWN	Director
Hugh A. Menown

/s/ STEVE A. WEYEL	Director
Steve A. Weyel

EXHIBIT INDEX

Exhibit No.		Description

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

10.17

Sublease Agreement dated March 21, 2005 between Particle Drilling Technologies, Inc. and The Exploitation Company, LLP. (Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-123925) filed on June 27, 2005.)

14.1		Particle Drilling Technologies, Inc. Code of Business Conduct and Ethics. (Incorporated herein by reference to Exhibit 14.1 to our current report filed on Form 8-K dated February 9, 2005.)
16.1		Letter of Chisholm, Bierwolf & Nilson, LLC. (Incorporated herein by reference to Exhibit 16.1 to our current report filed on Form 8-K dated April 4, 2005.)
21.1*		Subsidiaries of Particle Drilling Technologies, Inc.
23.1*		Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP.
31.1*		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

†   Management contract or compensatory plan or arrangement