Form 10-Q
period 2006-03-31
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2006-05-10
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

11757 Katy Freeway, Suite 1300
Houston, Texas 77079

(Address of principal executive offices)
(Zip Code)

713-223-3031

(Registrant’s telephone number, including area code)

1021 Main Street, Suite 2650
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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 8, 2006 was 24,959,901.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

INDEX

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets (Unaudited) at March 31, 2006 and September 30, 2005	3

	Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended March 31, 2006 and 2005, and from June 9, 2003 (date of inception) to March 31, 2006	4

	Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended March 31, 2006 and 2005, and from June 9, 2003 (date of inception) to March 31, 2006	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	15

Part II - Other Information		15

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits	18

	Signatures	19

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	September 30, 2005
	(Unaudited)	(Restated)

ASSETS

Current assets:
Cash and cash equivalents	$6,612,856	$10,504,646
Accounts receivable - related party	16,961	42,330
Prepaid expenses	131,194	229,963

Total current assets	6,761,011	10,776,939

Property, plant & equipment, net	1,281,350	1,277,982

Intangibles, net	1,140,778	1,102,403

Other assets	391,089	391,089

Total assets	$9,574,228	$13,548,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$955,318	$1,056,733
Short-term notes payable	5,790	79,880
Current portion of long-term debt	22,149	11,597
Accrued liabilities	370,011	242,633

Total current liabilities	1,353,268	1,390,843

Long-term debt	24,146	9,463

Commitments and contingencies - Note 8

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 27,917,401 shares issued and 24,917,401 shares outstanding at March 31, 2006, and 27,441,472 shares issued and 24,441,472 shares outstanding at September 30, 2005	27,917	27,441
Additional paid-in capital	24,111,989	23,218,868
Treasury stock at cost, 3,000,000 shares at March 31, 2006 and September 30, 2005	(1,500,000)	(1,500,000)
Deficit accumulated during the development stage	(14,443,092)	(9,598,202)

Total stockholders’ equity	8,196,814	12,148,107

Total liabilities and stockholders’ equity	$9,574,228	$13,548,413

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period from
					June 9, 2003
					(date of
					inception) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2006	2005	2006	2005	2006
					(Restated)

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	1,448,107	807,247	2,733,592	990,403	6,197,125
General and administrative	1,381,209	420,950	2,372,171	1,113,987	8,740,666

Total operating expenses	2,829,316	1,228,197	5,105,763	2,104,390	14,937,791

Loss from operations	(2,829,316)	(1,228,197)	(5,105,763)	(2,104,390)	(14,937,791)

Other income (expenses)
Interest income	74,255	45,377	160,296	45,377	369,601
Rental income - related party	23,283	—	46,565	—	73,727
Gain on debt extinguishment	—	26,990	—	26,990	35,283
Gain on assignment of lease - related party	55,614	—	55,614	—	55,614
Interest expense	(743)	(3,900)	(1,602)	(10,452)	(39,526)

Total other income	152,409	68,467	260,873	61,915	494,699

Net loss	$(2,676,907)	$(1,159,730)	$(4,844,890)	$(2,042,475)	$(14,443,092)

Net loss per common share, basic and diluted	$(0.11)	$(0.05)	$(0.20)	$(0.10)	$(0.81)

Weighted average number of common shares outstanding - basic and diluted	24,436,820	21,581,538	24,365,875	19,912,443	17,801,213

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			June 9, 2003
			(date of
			inception) to
	Six Months Ended March 31,		March 31,
	2006	2005	2006
			(Restated)

Cash flows from operating activities:
Net loss	$(4,844,890)	$(2,042,475)	$(14,443,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	(26,990)	(35,283)
Gain on assignment of lease - related party	(55,614)	—	(55,614)
Depreciation and amortization expense	324,590	120,466	863,466
Short-term note issued for services	—	—	44,000
Common stock issued for services	—	(66,500)	931,500
Warrants issued for services	—	57,999	63,829
Stock-based employee compensation	887,147	161,800	1,552,861
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - related party	(15,451)	—	(57,781)
(Increase) decrease in prepaid expenses	98,769	11,918	(19,204)
Increase (decrease) in accounts payable	(101,415)	(153,889)	615,380
Increase (decrease) in accrued liabilities	223,812	(55,114)	466,445

Net cash used in operating activities	(3,483,052)	(1,992,785)	(10,073,493)

Cash flows from investing activities:
Payments to purchase property and equipment	(272,232)	(394,271)	(1,455,921)
Proceeds from sale of property and equipment	—	—	20,957
Payments to purchase intangibles	(63,614)	(10,106)	(494,058)
Payments to purchase other assets	—	(389,983)	(391,089)
Payments issued for note receivable	—	—	(300,783)
Payments issued for note receivable - related party	—	—	(56,783)

Net cash used in investing activities	(335,846)	(794,360)	(2,677,677)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,450	18,647,666	20,982,216
Repurchase of common stock	—	(1,500,000)	(1,500,000)
Proceeds from issuance of convertible notes	—	—	553,500
Repayments of notes payable	(79,342)	(277,550)	(671,690)
Proceeds from borrowings under loan agreements - related parties	—	—	23,195
Repayment of borrowings under loan agreements - related parties	—	—	(23,195)

Net cash provided by (used in) financing activities	(72,892)	16,870,116	19,364,026

Net increase (decrease) in cash and cash equivalents	(3,891,790)	14,082,971	6,612,856

Cash and cash equivalents - beginning of period	10,504,646	20,363	—

Cash and cash equivalents - end of period	$6,612,856	$14,103,334	$6,612,856

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,427	$11,756	$40,128

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$111,990
Common stock issued as consideration for account payable	—	—	6,000
Common stock issued as consideration for note payable	—	—	50,000
Related party note receivable exchanged for property and equipment	—	—	56,783
Note payable converted into common stock	—	—	553,500
Property and equipment acquired with assumed liabilities	—	—	479,610
Intangibles acquired with assumed liabilities	—	—	757,792
Property and equipment acquired with note payable	30,487	—	30,487

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements, which include the accounts of Particle Drilling Technologies, Inc. (which is referred to herein as “we,” “us,” “our” or the “Company”) and its subsidiary, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2005 audited consolidated financial statements and notes thereto on Form 10-K/A. Operating results for the three months and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

2.        RESTATEMENT OF FINANCIAL STATEMENTS

The historical information in this quarterly report on Form 10-Q for the Consolidated Balance Sheet as of September 30, 2005 has been restated. In addition, certain historical information included in the period from June 9, 2003 (date of inception) to March 31, 2006 for the Consolidated Statement of Operations and Consolidated Statement of Cash Flows has been restated. These financial statements have been restated after determining that the Company’s policy of recording stock-based employee compensation upon vesting of the underlying equity award was inconsistent with the guidelines set forth under Statements of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

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

As a result of the restatement, net loss for the year ended September 30, 2005 was increased by $437,350 resulting in an increase to the deficit accumulated during the development stage and additional paid-in-capital of $437,350 as of September 30, 2005. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows presented in this report on Form 10-Q compares the three months and six months ended March 31, 2006 and 2005. The historical information for the three months and six months ended March 31, 2006 and 2005 was not affected by the restatement due to the accounting error described above, and therefore, not restated.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impairment of Long-Lived Assets.   We evaluate our long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows.  We also evaluate the capitalized costs for patents and patent applications filed but not issued for possible impairments. We have not identified any such impairment losses to date. The evaluation of capitalized costs for patents and patent applications is based on a subjective cash flow forecast which is subject to change. We will reassess our cash flow forecast each time there are fundamental changes in the underlying potential use of the patents or patent applications in terms of performance, customer acceptance or other factors that may affect such cash flow forecasts.

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

5.        NET LOSS PER COMMON SHARE

The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were 2,547,858 and 2,275,508 shares for the three months ended March 31, 2006 and 2005, respectively, and 2,577,151 and 1,797,572 shares for the six months ended March 31, 2006 and 2005, respectively.

6.        COMMON STOCK

In January 2006, the Company issued 53,750 shares of its common stock for cash upon exercise of options at $0.12 per share.

In January 2006, the Company issued 9,721 shares of its common stock upon a net cashless exercise of warrants at $2.00 per share.

In January 2006, the Company issued 150,000 shares of its restricted stock to its Chief Executive Officer.

In February 2006, the Company issued 176,458 shares of its common stock upon a net cashless exercise of warrants at $2.00 per share.

In February 2006, the Company issued 20,000 shares of its restricted stock to one of its employee.

In March 2006, the Company issued 66,000 shares of its common stock upon a net cashless exercise of warrants at $2.00 per share.

At March 31, 2006, the Company had 24,917,401 shares of common stock outstanding and has outstanding options and warrants to purchase up to 5,536,641 additional shares of the Company’s common stock in the aggregate.

7.        STOCK-BASED EMPLOYEE COMPENSATION

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2004 Plan allowed for the issuance of up to 3,500,000 shares of common stock pursuant to awards under the 2004 Plan. As of March 31, 2006, the Company had 66,250 shares of common stock available for issuance pursuant to awards under the 2004 Plan.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock. As of March 31, 2006, the Company had 625,500 shares of common stock available for issuance pursuant to awards under the 2005 Plan.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan for the three months ended March 31, 2006 and 2005 was $496,598 and $0, respectively. Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan for the six months ended March 31, 2006 and 2005 was $887,147 and $161,800, respectively. Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan since inception (June 9, 2003) to March 31, 2006 was $1,552,861.

8.        COMMITMENTS AND CONTINGINCIES

In March 2006, we assigned our commitments under the previous lease for our corporate offices that were located at 1021 Main Street, Suite 2650, Houston, Texas 77002 to Energy XXI Services, LLC, an affiliate of John D. Schiller, our former interim President and Chief Executive Officer and currently one of our directors, and of Steve Weyel, who is also currently one of our directors. The Exploitation Company, LLP, also an affiliate of Messrs. Schiller and Weyel, had previously subleased a portion of that corporate office space pursuant to a Sublease Agreement, which agreement was cancelled in connection with the assignment of the office lease to Energy XXI Services, LLC.

In June 2005, we extended the lease for our commercial operating facility that expired June 30, 2005 for one additional year. The lease for our commercial operating facility will expire June 30, 2006. The future minimum lease payments under this lease are $13,500.

9.        RELATED PARTY TRANSACTIONS

In March 2005, we entered into a five year sublease agreement with The Exploitation Company, LLP, an affiliate of John D. Schiller, our former interim President and Chief Executive Officer until November 15, 2005 and currently one of our directors, pursuant to which The Exploitation Company, LLP subleased from us approximately 5,200 square feet of our corporate office space, beginning in June 2005. In July 2005, Mr. Steve Weyel, one of our directors, became an executive officer of The Exploitation Company, LLP.

In March 2006, we assigned our commitments under the previous lease for our corporate offices that were located at 1021 Main Street, Suite 2650, Houston, Texas 77002 to Energy XXI Services, LLC. We agreed with The Exploitation Company, LLP to terminate the sublease agreement in connection with the assignment of the corporate office lease to Energy XXI Services, LLC.

10.  INCOME TAXES

The Company reports its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS No. 109 computation. For the quarter ended March 31, 2006, there were permanent and temporary differences of approximately $59,000 and $111,000, respectively. At March 31, 2006, we had cumulative net operating loss carryforwards of approximately $14,016,000, which expire in years 2007 through 2025. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at March 31, 2006, have been offset by valuation reserves of the same amount.

11.  SUBSEQUENT EVENTS

In April 2006, the Company entered into a thirteen (13) month lease agreement for new corporate offices that commenced in May 2006. We moved our previous corporate offices that were located at 1021 Main Street, Suite 2650, Houston, Texas 77002, to 11757 Katy Freeway, Suite 1300, Houston, Texas 77079. In April 2006, we delivered to the lessor a security deposit of $9,400. Our future annual minimum lease payment is $112,800.

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

Research and development.   We have made and expect to continue to make substantial investments in research and development activities in order to develop and market the PID technology. Research and development costs consist primarily of general and administrative and operating expenses related to research and development activities. We expense research and development costs as incurred except for property, plant and equipment related to research and development activity that have an alternative future use. Property, plant and equipment for research and development activity that have an alternative future use are capitalized and the related depreciation is expensed as research and development costs.

In our continuing effort to enhance the PID technology, we are developing a more efficient and cost effective shot injector system. The new system is designed to replace the existing shot injector system with a simpler, less expensive approach. This system has the potential to reduce both the capital and operating cost of the PID System while providing redundant injection capability.

General and administrative.   General and administrative expenses consist primarily of salaries and benefits, office expense, professional services, and other corporate overhead costs. We have experienced and expect to continue to experience increases in general and administrative expenses as a result of: (1) becoming subject to reporting and compliance obligations applicable to publicly-held companies in January 2005; (2) our continuing efforts to develop, test and prepare the PID technology for commercialization; and (3) the hiring of additional personnel.

Results of Operations

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Research and development.   Research and development expenses were $1,448,107 and $807,247 for the three months ended March 31, 2006 and 2005, respectively, representing an increase of $640,860. This increase was primarily the result of the development of a new shot injector system, increased compensation due to the hiring of additional personnel, bonus accruals and stock-based compensation for research and development personnel during the three months ended March 31, 2006.

General and administrative.   General and administrative expenses were $1,381,209 and $420,950 for the three months ended March 31, 2006 and 2005, respectively, representing an increase of $960,259. This increase was primarily the result of increased costs related to bonus accruals and stock-based compensation during the three months ended March 31, 2006.  In addition, our general and administrative expenses increased during the quarter ended March 31, 2006 as a result of our reporting and compliance obligations applicable to publicly-held companies, which commenced for us (for financial reporting purposes) during the second quarter of fiscal 2005. Lastly, we incurred substantial legal cost this quarter in connection with our settlement agreement and the related litigation.

Other income (expenses).   Other income was $152,409 and $68,467 for the three months ended March 31, 2006 and 2005, respectively, representing an increase in other income of $83,942. The increase during the three months ended March 31, 2006 was primarily attributable to: (1) rental income from our sublease agreement with The Exploitation Company, LLP that commenced in June 2005 and was terminated in March 2006; and (2) a gain on assignment of lease of our corporate offices located at 1021 Main Street, Suite 2650, Houston, Texas 77002 to Energy XXI Service, LLC in March 2006.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Research and development.  Research and development expenses were $2,733,592 and $990,403 for the six months ended March 31, 2006 and 2005, respectively, representing an increase of $1,743,189. This increase was primarily the result of the development of a new shot injector system, increased compensation due to the hiring of additional personnel, bonus accruals and stock-based compensation for research and development personnel during the six months ended March 31, 2006.  During the six months ended March 31, 2006, we also incurred $371,736 in connection with our field test at Catoosa which occurred during the first quarter of fiscal 2006.

General and administrative.  General and administrative expenses were $2,372,171 and $1,113,987 for the six months ended March 31, 2006 and 2005, respectively, representing an increase of $1,258,184.   This increase was primarily the result of increased costs related to bonus accruals and stock-based compensation during the six months ended March 31, 2006.  In addition, our general and administrative expenses increased during the six months ended March 31, 2006 as a result of our reporting and compliance obligations applicable to publicly-held companies, which commenced for us (for financial reporting purposes) during the second quarter of fiscal 2005. Lastly, we incurred substantial legal cost this quarter in connection with our settlement agreement and the related litigation.

Other Income.  Other income was $260,873 and $61,915 for the six months ended March 31, 2006 and 2005, respectively, representing an increase of $198,958.  This increase was primarily the result of an increase in interest income, rental income, and a gain on assignment of lease during the six months ended March 31, 2006. The increase in interest income for the six months ended March 31, 2006 relates to the investment of the proceeds received from the private placement of our common stock during February 2005. The increase in rental income during the six months ended March 31, 2006 is attributable from our sublease agreement with The Exploitation Company, LLP that commenced in June 2005 and was terminated in March 2006. During the six months ended March 31, 2006, we recorded a gain on assignment of lease related to the assignment of our corporate offices located at 1021 Main Street, Suite 2650, Houston, Texas 77002 to Energy XXI Service, LLC in March 2006.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. Cash requirements through the end of the fiscal year 2006 are primarily to fund research and development activities, to continue to improve service capabilities, to expand operations, general and administrative costs and capital expenditures. Our continued existence depends on the successful development of the PID technology and our ability to successfully commercialize this technology.  Depending on the timing of these two events, we may need to seek additional funding through the sale or licensing of assets, or through the issuances of debt or equity securities.  We believe that we have adequate funds to meet our cash requirements for the next twelve months, but will continue to look for efficiencies and monitor spending.

Since inception on June 9, 2003 through March 31, 2006, we have financed our operations through private sales of our equity and the issuance of convertible notes payable, totaling net proceeds of $19,364,026. As of March 31, 2006, we had $6,612,856 in cash and cash equivalents.

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

Cash Flows from Operations.   Cash flows used for operations are primarily affected by our research and development progress and business development. Net cash flows used for operations during the six months ended March 31, 2006 were $3,483,052, compared to $1,992,785 for the six months ended March 31, 2005. The increase from the six months ended March 31, 2005 to the six months ended March 31, 2006 was the result of increased compensation due to the hiring of additional personnel and professional fees relating to being a publicly traded company.  During the six months ended March 31, 2006, we also incurred costs in the amount of $371,736 in connection with our field test at Catoosa which occurred during the first quarter of fiscal 2006.  No such costs were incurred during the six months ended March 31, 2005. Our working capital since inception (June 9, 2003) has been fully funded from cash flows from financing activities.

Cash Flows from Investing Activities.   Our capital spending for the six months ended March 31, 2006 was $335,846 compared to $794,360 for the six months ended March 31, 2005. During the six months ended March 31, 2006, we used capital expenditures for our research and development activities in accordance with our 2006 capital budget.  During the six months ended March 31, 2005, in addition to capital expenditures for our research and development activities in accordance with our 2005 capital budget, we used $389,983 to purchase other assets.  This was primarily related to a $350,000 deposit in the form of a letter of credit we established in connection with our office lease. Our capital spending since inception (June 9, 2003) has been fully funded from cash flows from financing activities. We anticipate that our capital expenditures for the next several months will continue to be fully funded from our available cash and cash equivalents.

Cash Flows from Financing Activities.   Net cash provided by (used in) financing activities for the six months ended March 31, 2006 and 2005 was ($72,892) and $16,870,116, respectively. During the six months ended March 31, 2005, we received net proceeds of $18,647,666 from the issuance of common stock and used $1,500,000 to repurchase 3,000,000 shares from a shareholder, and $277,550 to repay notes payable.  During the six months ended March 31, 2006, we used $72,892 to repay note payables.

Contractual Obligations. In March 2005, we delivered to the lessor of our corporate offices at 1021 Main Street, Suite 2650, Houston, Texas 77002, a security deposit of $350,000 in the form of an irrevocable letter of credit. Our future annual minimum lease payments were $186,256. In August 2005, we expanded the corporate office facility an additional 1,086 square feet for a total of 11,396 square feet. The future annual minimum lease payments for the additional space were $18,758. In March 2006, we assigned our commitments under this office lease to Energy XXI Services, LLC, an affiliate of John D. Schiller, our former interim President and Chief Executive Officer and currently one of our directors, and of Steve Weyel, currently one of our directors. The Exploitation Company, LLP had previously subleased a portion of that corporate office space pursuant to a Sublease Agreement, which agreement was cancelled in connection with the assignment of the office lease to Energy XXI Services, LLC. Furthermore, Energy XXI Services, LLC assumed the obligation under the lease to provide a security deposit of $350,000 and we were released from the irrevocable letter of credit we had previously provided. We will not incur any future obligations for lease payments under this office lease.

In April 2006, we entered into a thirteen month lease agreement for our new corporate offices at 11757 Katy Freeway, Suite 1300, Houston, Texas 77079, that commenced in May 2006. In connection with the execution of this new lease agreement, we delivered to the lessor a security deposit of $9,400. Our future annual minimum lease payment is $112,800.

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology. As of March 31, 2006, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

Related Party Transactions

In March 2005, we entered into a five year sublease agreement with The Exploitation Company, LLP, an affiliate of John D. Schiller, our former interim President and Chief Executive Officer and currently one of our directors, pursuant to which The Exploitation Company, LLP subleased from us approximately 5,200 square feet of our corporate office space, beginning in June 2005. In July 2005, Mr. Steve Weyel, one of our directors, became an executive officer of The Exploitation Company, LLP.

In March 2006, we assigned our commitments under the previous lease for our corporate offices that were located at 1021 Main Street, Suite 2650, Houston, Texas 77002 to Energy XXI Services, LLC. We agreed with The Exploitation Company, LLP to terminate the sublease agreement in connection with the assignment of the corporate office lease to Energy XXI Services, LLC.

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

Impairment of Long-Lived Assets.   We evaluate our long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows.  We also evaluate the capitalized costs for patents and patent applications filed but not issued for possible impairments. We have not identified any such impairment losses to date.  The evaluation of capitalized costs for patents and patent applications is based on a subjective cash flow forecast which is subject to change.  We will reassess our cash flow forecast each time there are fundamental changes in the underlying potential use of the patents or patent applications in terms of performance, customer acceptance or other factors that may affect such cash flow forecasts.

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

Income Taxes.   The Company reports its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS No. 109 computation. For the quarter ended March 31, 2006, there were permanent and temporary differences of approximately $59,000 and $111,000, respectively. At March 31, 2006, we had cumulative net operating loss carryforwards of approximately $14,016,000, which expire in years 2007 through 2025. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at March 31, 2006, have been offset by valuation reserves of the same amount.

Net Loss per Share.   The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were 2,547,858 and 2,275,508 shares for the three months ended March 31, 2006 and 2005, respectively, and 2,577,151 and 1,797,572 shares for the six months ended March 31, 2006 and 2005, respectively.

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

These forward-looking statements are made based upon our management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, the results of testing of our products, the availability of capital resources and the other factors described under “Item 1A. Risk Factors” in Amendment No. 1 to our annual report on Form 10-K/A for the year ended September 30, 2005 and filed with the SEC on February 15, 2006. We undertake no obligation to update any forward-looking statements except as required by law.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

We believe that we do not have any material exposure to financial market risk and we do not enter into foreign currency or interest rate transactions.

Item 4.                          Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The design of any system of control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated purpose under all potential future conditions. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q filed with the SEC. Based upon that evaluation, and solely as a result of our failure to timely file a Current Report on Form 8-K during the three months ended March 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2006, were not effective in timely alerting them to material company information required to be included in our periodic filings with the SEC.

In connection with our acquisition of PDTI in January 2005, we assumed certain warrants to purchase common stock that had previously been issued by PDTI and, in connection therewith, such warrants became warrants to purchase an equivalent number of shares of our common stock at the same exercise price. We disclosed the assumption of these warrants under Item 3.02 of our Current Report on Form 8-K filed with the SEC on January 20, 2005. In addition, we issued warrants to purchase shares of our common stock to persons affiliated with the placement agent in connection with the private placement of our common stock in February 2005. We disclosed the issuance of these warrants under Item 3.02 of our Current Report on Form 8-K filed with the SEC on February 10, 2005. As described below under Part II, Item 2 of this Quarterly Report on Form 10-Q, holders of several of the warrants described above exercised their warrants on a cashless exercise basis over the course of the three months ended March 31, 2006. During the preparation of this Quarterly Report on Form 10-Q, we realized that we had inadvertently failed to file a Current Report on Form 8-K to disclose under Item 3.02 the aggregate issuance of unregistered equity securities representing more than 1% of the outstanding shares of our common stock in connection with the exercise of the warrants up to and including the warrant exercised on March 20, 2006. The information that would have been set forth in such a Current Report on Form 8-K is set forth in Part II, Item 2 of this Quarterly Report on Form 10-Q.

We have taken remedial steps to improve our tracking of the aggregate number of unregistered equity securities issued in connection with the exercise of our outstanding warrants in order for us to make more timely disclosure of this information. We will continue to evaluate our disclosure controls and procedures in an effort to improve such disclosure controls and procedures where we deem necessary or advisable.

There was no change in our internal control over financial reporting during our second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.                          Legal Proceedings

On February 17, 2006, PDTI closed a settlement agreement, entered into on February 8, 2006, related to certain litigation styled Cause No. 2004-63506, Particle Drilling Technologies, Inc. vs. Harry B. Curlett, Curlett Family Limited Partnership, Ltd., CCore Technology and Licensing, Ltd., and Deep Heat Energy Corporation, in the 333rd Judicial District Court of Harris County, Texas.  As part of the settlement agreement, all parties released all claims against each other, and, on February 21, 2006, the Court dismissed all claims among the parties with prejudice.  The Court’s dismissal became final on March 24, 2006, thereby concluding the litigation.

As part of the settlement agreement, PDTI and Curlett Family Limited Partnership, Ltd. (“CFLP”) amended the Exclusive License Agreement between PDTI’s predecessor, ProDril Acquisition Company, and CFLP, dated June 1, 2003, to limit the parties’ respective obligations to share technical information with each other regarding the PID technology and to terminate, as of February 18, 2006, the parties’ respective rights to the other party’s improvements to the PID technology.  The settlement agreement provided that the parties would integrate these amendments into an Amended Exclusive License Agreement by March 10, 2006.

During efforts to draft an Amended Exclusive License Agreement reflecting the amendments made in the settlement agreement, CFLP took the position that PDTI has a greater obligation to share technical information with it than provided in the amendments and that CFLP has greater rights in PDTI’s improvements to the PID technology than provided in the amendments.  On March 20, 2006, PDTI and CFLP unsuccessfully mediated their dispute over these issues but nonetheless put in place a process through which they believed that they could resolve that dispute.  Prior to the conclusion of that process, however, CFLP filed the lawsuit described hereafter.

On March 24, 2006, CFLP filed Civil Action No. 4:06-CV-01012, Curlett Family Limited Partnership, Ltd. v. Particle Drilling Technologies, Inc., a Delaware Corporation, and Particle Drilling Technologies, Inc., a Nevada Corporation, in the United States District Court for the Southern District of Texas, Houston Division.  In that lawsuit, CFLP requests the Court to construe the Exclusive License Agreement, as amended by the settlement agreement, as imposing a greater obligation on PDTI to share information with CFLP than PDTI believes exists and as giving CFLP greater rights in PDTI’s improvements than PDTI believes exists.  In addition, primarily because PDTI does not agree with CFLP’s construction of the Exclusive License Agreement, as amended by the settlement agreement, CFLP claims that PDTI has breached the settlement agreement and Exclusive License Agreement.  CFLP seeks specific performance of those agreements and claims lost profits damages of $26,000,000 per month for this alleged breach.

PDTI believes that the construction sought by CFLP of the Exclusive License Agreement, as amended by the settlement agreement, is inconsistent with the plain language of those agreements and inconsistent with the objective intent of the parties.  PDTI also believes that CFLP’s lost profits damages claim is factually unsupportable, legally unsupportable, and frivolous.  PDTI intends to defend against all claims asserted by CFLP, prosecute all appropriate counterclaims against CFLP, and seek sanctions against CFLP for its damages claim.  On April 18, 2006, PDTI answered CFLP’s complaint and counterclaimed against CFLP with a request that the Court construe the Exclusive License Agreement, as amended by the settlement agreement, as limiting the parties’ respective obligations to share information with each other and as terminating, as of February 18, 2006, the parties’ respective rights to the other party’s improvements to the PID technology.  On April 19, 2006, PDTI advised CFLP of the unsupportable nature of CFLP’s damages claim and of PDTI’s intention to pursue sanctions if CFLP does not withdraw that claim.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2006, two holders of outstanding warrants exercised their right to purchase 7,000 shares of our common stock, in the aggregate, at $2.00 per share on a cashless exercise basis.  The fair market value of our common stock on the date of exercise was $6.37.  As a result of this cashless exercise, we issued, in the aggregate, 4,802 shares of our common stock to the holders of the warrants and withheld issuing 2,198 shares of our common stock in satisfaction of the exercise price under the warrants.

On January 18, 2006, a holder of an outstanding warrant exercised its right to purchase 2,192 shares of our common stock at $2.00 per share on a cashless exercise basis.  The fair market value of our common stock on the date of exercise was $6.39.  As a result of this cashless exercise, we issued 1,506 shares of our common stock to the holder of this warrant and withheld issuing 686 shares of our common stock in satisfaction of the exercise price under the warrant.

On January 25, 2006, a holder of an outstanding warrant exercised its right to purchase 5,000 shares of our common stock at $2.00 per share on a cashless exercise basis.  The fair market value of our common stock on the date of exercise was $6.30.  As a result of this cashless exercise, we issued 3,413 shares of our common stock to the holder of this warrant and withheld issuing 1,587 shares of our common stock in satisfaction of the exercise price under the warrant.

On February 21, 2006, two holders of outstanding warrants exercised their right to purchase 256,667 shares of our common stock, in the aggregate, at $2.00 per share on a cashless exercise basis.  The fair market value of our common stock on the date of exercise was $6.40. As a result of this cashless exercise, we issued, in the aggregate, 176,458 shares of our common stock to the holders of the warrants and withheld issuing 80,209 shares of our common stock in satisfaction of the exercise price under the warrants.

On March 20, 2006, a holder of an outstanding warrant exercised its right to purchase 110,000 shares of our common stock at $2.00 per share on a cashless exercise basis.  The fair market value of our common stock on the date of exercise was $5.00.  As a result of this cashless exercise, we issued 66,000 shares of our common stock to the holder of this warrant and withheld issuing 44,000 shares of our common stock in satisfaction of the exercise price under the warrant.

On April 4, 2006, a holder of an outstanding warrant exercised its right to purchase 30,000 shares of our common stock at $0.12 per share on a cashless exercise basis.  The fair market value of our common stock on the date of exercise was $5.90.  As a result of this cashless exercise, we issued 29,390 shares of our common stock to the holder of this warrant and withheld issuing 610 shares of our common stock in satisfaction of the exercise price under the warrant.

The shares of our common stock issued upon exercise of the warrants described above were issued in an exchange between us and our existing security holders in which no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.  As a result, the issuance of such shares of common stock was exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933.

Item 4.                          Submission of Matters to a Vote of Security Holders

On March 3, 2006, at the Annual Meeting of Shareholders, the shareholders voted, as follows, to elect six directors of the Company and ratify UHY Mann Frankfort Stein and Lipp CPAs, LLP as the Company’s independent accountants.

The results of the election of the directors by the shareholders were as follows:

Name	Votes For	Votes Withheld
Kenneth R. LeSuer	12,615,662	74,615
Jim B. Terry	12,689,122	1,155
John D. Schiller, Jr.	12,689,662	615
Michael S. Mathews	12,616,662	73,615
Hugh A. Menown	12,689,662	615
Steve A. Weyel	12,689,662	615

The results of the vote by the shareholders on the proposal to ratify the selection of UHY Mann Frankfort Stein and Lipp CPAs, LLP as the Company’s independent accountants were as follows:

Votes For: 12,688,207	Votes Against: 645	Abstentions: 1,425

Item 6.                          Exhibits

Exhibits:

Exhibit No.	Description
10.1

Employment Agreement by and between Particle Drilling Technologies, Inc. and Jim B. Terry (Incorporated by reference to Exhibit 10.1 filed with the Securities and Exchange Commission on January 25, 2006)

10.2	form of Non-Statutory Stock Option Agreement (employees) (Incorporated by reference to Exhibit 10.2 filed with the Securities and Exchange Commission on January 25, 2006)

10.3	form of Restricted Stock Agreement (employees) (Incorporated by reference to Exhibit 10.3 filed with the Securities and Exchange Commission on January 25, 2006)

10.4

Employment Agreement by and between Particle Drilling Technologies, Inc. and Jon Christopher Boswell (Incorporated by reference to Exhibit 10.4 filed with the Securities and Exchange Commission on January 25, 2006)

10.5

Employment Agreement by and between Particle Drilling Technologies, Inc. and Thomas E. Hardisty (Incorporated by reference to Exhibit 10.5 filed with the Securities and Exchange Commission on January 25, 2006)

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

PARTICLE DRILLING TECHNOLOGIES, INC.
(Registrant)

Date: May 10, 2006	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Senior Vice President and Chief Financial Officer (authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Employment Agreement by and between Particle Drilling Technologies, Inc. and Jim B. Terry (Incorporated by reference to Exhibit 10.1 filed with the Securities and Exchange Commission on January 25, 2006)

10.2	form of Non-Statutory Stock Option Agreement (employees) (Incorporated by reference to Exhibit 10.2 filed with the Securities and Exchange Commission on January 25, 2006)

10.3	form of Restricted Stock Agreement (employees) (Incorporated by reference to Exhibit 10.3 filed with the Securities and Exchange Commission on January 25, 2006)

10.4

Employment Agreement by and between Particle Drilling Technologies, Inc. and Jon Christopher Boswell (Incorporated by reference to Exhibit 10.4 filed with the Securities and Exchange Commission on January 25, 2006)

10.5

Employment Agreement by and between Particle Drilling Technologies, Inc. and Thomas E. Hardisty (Incorporated by reference to Exhibit 10.5 filed with the Securities and Exchange Commission on January 25, 2006)

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