Form 10-Q
period 2006-06-30
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2006-08-09
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-30819

Particle Drilling Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1563395
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 2, 2006 was 25,008,705.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

INDEX

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets (Unaudited) at June 30, 2006 and September 30, 2005	3

	Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended June 30, 2006 and 2005, and from June 9, 2003 (date of inception) to June 30, 2006	4

	Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended June 30, 2006 and 2005, and from June 9, 2003 (date of inception) to June 30, 2006	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

Part II - Other Information		14

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	16

	Signatures	17

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(Unaudited)	(Restated)

ASSETS

Current assets:
Cash and cash equivalents	$4,711,810	$10,504,646
Short-term investments	385,839	—
Accounts receivable - related party	—	42,330
Prepaid expenses	71,371	229,963

Total current assets	5,169,020	10,776,939

Property, plant & equipment, net	1,127,031	1,277,982

Intangibles, net	1,208,513	1,102,403

Other assets	33,665	391,089

Total assets	$7,538,229	$13,548,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$884,716	$1,056,733
Short-term notes payable	—	79,880
Current portion of long-term debt	20,866	11,597
Accrued liabilities	715,570	242,633

Total current liabilities	1,621,152	1,390,843

Long-term debt	18,790	9,463

Commitments and contingencies - Note 8

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 27,989,291 shares issued and 24,986,205 shares outstanding at June 30, 2006, and 27,441,472 shares issued and 24,441,472 shares outstanding at September 30, 2005	27,989	27,441
Additional paid-in capital	24,655,752	23,218,868
Treasury stock at cost, 3,003,086 shares at June 30, 2006 and 3,000,000 shares at September 30, 2005	(1,511,817)	(1,500,000)
Deficit accumulated during the development stage	(17,273,637)	(9,598,202)

Total stockholders’ equity	5,898,287	12,148,107

Total liabilities and stockholders’ equity	$7,538,229	$13,548,413

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period from
					June 9, 2003
					(date of
					inception) to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2006	2005	2006	2005	2006
		(Restated)		(Restated)	(Restated)

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	1,735,857	731,054	4,469,449	1,721,457	7,932,982
General and administrative	1,157,885	984,863	3,530,056	2,098,850	9,898,551

Total operating expenses	2,893,742	1,715,917	7,999,505	3,820,307	17,831,533

Loss from operations	(2,893,742)	(1,715,917)	(7,999,505)	(3,820,307)	(17,831,533)

Other income (expenses)
Interest income	64,018	80,725	224,314	126,102	433,619
Rental income - related party	—	3,880	46,565	3,880	73,727
Gain on debt extinguishment	—	—	—	26,990	35,283
Gain on assignment of lease - related party	—	—	55,614	—	55,614
Interest expense	(821)	(361)	(2,423)	(10,813)	(40,347)

Total other income	63,197	84,244	324,070	146,159	557,896

Net loss	$(2,830,545)	$(1,631,673)	$(7,675,435)	$(3,674,148)	$(17,273,637)

Net loss per common share, basic and diluted	$(0.11)	$(0.07)	$(0.31)	$(0.17)	$(0.94)

Weighted average number of common shares outstanding - basic and diluted	24,968,159	24,312,819	24,461,636	21,385,891	18,359,429

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			June 9, 2003
			(date of
			inception) to
	Nine Months Ended June 30,		June 30,
	2006	2005	2006
		(Restated)	(Restated)

Cash flows from operating activities:
Net loss	$(7,675,435)	$(3,674,148)	$(17,273,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	(26,990)	(35,283)
Gain on assignment of lease - related party	(55,614)	—	(55,614)
Depreciation and amortization expense	504,324	244,598	1,043,200
Short-term note issued for services	—	—	44,000
Common stock issued for services	—	(66,500)	931,500
Warrants issued for services	—	57,999	63,829
Stock-based employee compensation	1,431,342	302,583	2,097,056
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - related party	1,510	(9,316)	(40,820)
Decrease in prepaid expenses	158,592	20,606	40,619
(Decrease) in accounts payable	(172,017)	(516,868)	544,778
Increase in accrued liabilities	569,371	9,365	812,004

Net cash used in operating activities	(5,237,927)	(3,658,671)	(11,828,368)

Cash flows from investing activities:
Payments to purchase property and equipment	(285,022)	(999,651)	(1,468,711)
Proceeds from sale of property and equipment	—	—	20,957
Payments to purchase intangibles	(143,973)	(35,690)	(574,417)
Payments to purchase other assets	(28,416)	(385,839)	(419,505)
Payments issued for note receivable	—	—	(300,783)
Payments issued for note receivable - related party	—	—	(56,783)

Net cash used in investing activities	(457,411)	(1,421,180)	(2,799,242)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,090	18,647,666	20,981,856
Repurchase of common stock	(11,817)	(1,500,000)	(1,511,817)
Proceeds from issuance of convertible notes	—	—	553,500
Repayments of notes payable	(91,771)	(302,132)	(684,119)
Proceeds from borrowings under loan agreements - related parties	—	—	23,195
Repayment of borrowings under loan agreements - related parties	—	—	(23,195)

Net cash provided by (used in) financing activities	(97,498)	16,845,534	19,339,420

Net increase (decrease) in cash and cash equivalents	(5,792,836)	11,795,683	4,711,810

Cash and cash equivalents - beginning of period	10,504,646	20,363	—

Cash and cash equivalents - end of period	$4,711,810	$11,786,046	$4,711,810

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,530	$12,339	$41,231

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$111,990
Common stock issued as consideration for account payable	—	—	6,000
Common stock issued as consideration for note payable	—	—	50,000
Related party note receivable exchanged for property and equipment	—	—	56,783
Note payable converted into common stock	—	—	553,500
Property and equipment acquired with assumed liabilities	—	—	479,610
Intangibles acquired with assumed liabilities	—	—	757,792
Property and equipment acquired with note payable	30,487	—	30,487
Short-term investments reclassified from other assets	385,839	—	385,839

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements, which include the accounts of Particle Drilling Technologies, Inc. (which is referred to herein as “we,” “us,” “our” or the “Company”) and its subsidiary, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2005 audited consolidated financial statements and notes thereto on Form 10-K/A. Operating results for the three months and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

2.          FINANCIAL CONDITION AND MANAGEMENT PLANS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the condensed consolidated financial statements, for the three and nine months ended June 30, 2006, the Company reported net losses of approximately $2.8 million and $7.7 million, respectively as compared to net losses of approximately $1.6 and $3.7 million for the three and nine months ended June 30, 2005.  The condensed consolidated financial statements also show an accumulated deficit of approximately $17.3 million from inception (June 9, 2003) through the period ended June 30, 2006.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company’s successful development of the PID technology and our ability to successfully commercialize this technology.  The Company has yet to generate cashflow from operations, and until revenues commence, the Company is highly dependent upon debt and equity funding.  Should continuing funding requirements not be met, the Company’s operations may cease to exist.  Management cannot provide any assurance that any such financing will be available on acceptable terms or at all.

3.        RESTATEMENT OF FINANCIAL STATEMENTS

The historical information in this quarterly report on Form 10-Q for the Consolidated Balance Sheet as of September 30, 2005 has been restated. In addition, certain historical information included in the three and nine months ended June 30, 2005 and the period from June 9, 2003 (date of inception) to June 30, 2006 for the Consolidated Statement of Operations and Consolidated Statement of Cash Flows has been restated. These financial statements have been restated after determining that the Company’s policy of recording stock-based employee compensation upon vesting of the underlying equity award was inconsistent with the guidelines set forth under Statements of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

On February 7, 2006, the Company received comments from the Staff of the Securities and Exchange Commission (“SEC”) to its annual report on Form 10-K for the year ended September 30, 2005 that was originally filed on December 14, 2005. As a result of one of these comments, the Company undertook a detailed analysis of its policies in connection with the recording of stock-based employee compensation related to equity incentive awards under SFAS No. 123(R). Following the completion of that analysis and further consultation with the Company’s independent registered public accountants, the Company determined that its policy for recording equity compensation was inconsistent with the guidance set forth under SFAS No. 123(R). Historically, the Company had calculated the compensation expense associated with equity awards using the Black-Scholes model and amortized that expense over the service period as the equity awards vested, commencing with the first vesting dates of the awards. To fully comply with the guidance set forth in SFAS No. 123(R), the Company is now recording such expense on a straight line basis over the relevant service periods, commencing with the dates of grant of the awards. On February 9, 2006, following an analysis of the impact of this error on the Company’s previously released financial statements, the Audit Committee of the Company’s Board of Directors determined that it was necessary to restate the financial statements contained in the Company’s original annual report on Form 10-K for the period ended September 30, 2005 originally filed with the SEC on December 14, 2005.

As a result of the restatement, net loss for the year ended September 30, 2005 was increased by $437,350 resulting in an increase to the deficit accumulated during the development stage and additional paid-in-capital of $437,350 as of September 30, 2005. The Consolidated Statements of Operations presented in this quarterly report on Form 10-Q compares the three months and nine months ended June 30, 2006 and 2005. The Consolidated Statements of Cash flows presented in this quarterly report on Form 10-Q compares the nine months ended June 30, 2006 and 2005.  The historical information for the three months and nine months ended June 30, 2006 was not affected by the accounting error described above, and therefore, not restated.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New Accounting Pronouncements.   In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption.  We believe that the adoption of FIN 48 will not have a material impact on our financial position, results of operations or cash flows.

5.        REVERSE ACQUISITION WITH MEDXLINK, CORP

On July 14, 2004, MedXLink, Corp. (“MXLK”, or the “Parent”), a Nevada corporation and an inactive publicly-traded company, entered into an Agreement and Plan of Reorganization with Particle Drilling Technologies, Inc., a Delaware corporation (“PDTI-DE”), whereby MXLK agreed to acquire PDTI-DE by merging PDTI Acquisition Corp. (“Merger Sub”), a newly formed Delaware corporation and wholly owned subsidiary of MXLK, with and into PDTI-DE and issued common stock of MXLK in exchange for all the outstanding shares of PDTI-DE. On January 14, 2005, MXLK closed its acquisition of PDTI-DE and issued 16,698,094 shares of common stock (including 3,381,538 shares of common stock issued upon conversion of the same number of shares of Series A Convertible Preferred Stock of PDTI-DE) to holders of common stock of PDTI-DE and reserved for issuance (1) 228,000 shares of common stock pursuant to outstanding warrants to purchase common stock of PDTI-DE, and (2) 3,205,000 shares of common stock pursuant to outstanding options to purchase common stock of PDTI-DE. In addition, 1,342,404 issued and outstanding shares of common stock of the Parent were cancelled for no additional cash consideration in connection with the Merger. Following the merger, the Parent had 18,248,094 shares of common stock issued and outstanding (which included 3,381,538 shares of common stock issued upon conversion of the same number of shares of Series A Convertible Preferred Stock of PDTI-DE) and an additional 3,433,000 shares of common stock reserved for issuance upon exercise of warrants and options as described above. Following the merger, PDTI-DE continued as the surviving corporation under the name of Particle Drilling Technologies, Inc. as a subsidiary of Parent, the Parent changed its name to Particle Drilling Technologies, Inc., and its stock trading symbol changed from MXLK.OB to PDRT.OB. On June 28, 2005, the Company’s shares of common stock began trading on The NASDAQ Capital Market® under the symbol PDRT.

6.        NET LOSS PER COMMON SHARE

The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock were 2,349,650 and 2,004,223 shares for the three months ended June 30, 2006 and 2005, respectively, and 2,303,555 and 1,903,001 shares for the nine months ended June 30, 2006 and 2005, respectively.

7.        COMMON STOCK

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

In February 2006, the Company issued 20,000 shares of its restricted stock to one of its employees.

In March 2006, the Company issued 66,000 shares of its common stock upon a net cashless exercise of warrants at $2.00 per share.

In April 2006, the Company issued 12,500 shares of its restricted stock to one of its employees.

In April 2006, the Company issued 29,390 shares of its common stock upon a net cashless exercise of warrants at $.12 per share.

In June 2006, the Company issued 30,000 shares of its restricted stock to its Board of Directors.

In June 2006, the Company repurchased 3,086 shares of its common stock from one of its employees.

At June 30, 2006, the Company had 24,986,205 shares of common stock outstanding and has outstanding options and warrants to purchase up to 5,641,641 additional shares of the Company’s common stock in the aggregate.

8.        STOCK-BASED EMPLOYEE COMPENSATION

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2004 Plan allowed for the issuance of up to 3,500,000 shares of common stock pursuant to awards under the 2004 Plan. As of June 30, 2006, the Company had 66,250 shares of common stock available for issuance pursuant to awards under the 2004 Plan.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock. As of June 30, 2006, the Company had 448,000 shares of common stock available for issuance pursuant to awards under the 2005 Plan.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan for the three months ended June 30, 2006 and 2005 was $544,178 and $140,783, respectively. Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan for the nine months ended June 30, 2006 and 2005 was $1,431,342 and $302,583, respectively. Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan since inception (June 9, 2003) to June 30, 2006 was $2,097,056.

9.        COMMITMENTS AND CONTINGENCIES

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

In June 2006, we extended the lease for our commercial operating facility that expired June 30, 2006 for one additional year. The lease for our commercial operating facility will expire June 30, 2007. The future minimum lease payments under this lease are $60,000.

In April 2006, the Company entered into a thirteen (13) month lease agreement for new corporate offices that commenced in May 2006. We moved our previous corporate offices that were located at 1021 Main Street, Suite 2650, Houston, Texas 77002, to 11757 Katy Freeway, Suite 1300, Houston, Texas 77079. In April 2006, we delivered to the lessor a security deposit of $9,400. Our future annual minimum lease payments as of June 30, 2006 are $123,140.

10.                         RELATED PARTY TRANSACTIONS

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

11.  INCOME TAXES

The Company reports its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS No. 109 computation. For the quarter ended June 30, 2006, there were permanent and temporary differences of approximately $85,000 and $462,000, respectively. At June 30, 2006, we had cumulative net operating loss carryforwards of approximately $14,129,000, which expire in years 2007 through 2025. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at June 30, 2006, have been offset by valuation reserves of the same amount.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Research and development.   Research and development expenses were $1,735,857 and $731,054 for the three months ended June 30, 2006 and 2005, respectively, representing an increase of $1,004,803. This increase was primarily the result of the development of a new particle injector system, increased compensation due to the hiring of additional personnel, bonus accruals and stock-based compensation for research and development personnel during the three months ended June 30, 2006.  In addition, we incurred approximately $315,124 for supplies, transportation and other operational costs in connection with our first commercial trial, which includes a $135,469 payment to the operator as a result of downtime.

General and administrative.   General and administrative expenses were $1,157,885 and $984,863 for the three months ended June 30, 2006 and 2005, respectively, representing an increase of $173,022. This increase was primarily the result of increased costs related to bonus accruals and stock-based compensation during the three months ended June 30, 2006.  In addition, there was a decrease in SEC and stock market fees in the three months ended June 30, 2006 compared to the same period in 2005 as a result of our filing of a registration statement with the SEC and the initial listing for trading of our common stock on The NASDAQ Capital Market® during the three months ended June 30, 2005.

Other income (expenses).   Other income was $63,197 and $84,244 for the three months ended June 30, 2006 and 2005, respectively, representing a decrease in other income of $21,047. The decrease during the three months ended June 30, 2006 was primarily attributable to: (1) rental income from our sublease agreement with The Exploitation Company, LLP that commenced in June 2005 and was terminated in March 2006; and (2) the decrease in earnings on investments because our cash and cash equivalents have decreased due to funding of operations.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Research and development.  Research and development expenses were $4,469,449 and $1,721,457 for the nine months ended June 30, 2006 and 2005, respectively, representing an increase of $2,747,992. This increase was primarily the result of the development of a new particle injector system, increased compensation due to the hiring of additional personnel, bonus accruals and stock-based compensation for research and development personnel during the nine months ended June 30, 2006.  During the nine months ended June 30, 2006, we also incurred $371,736 in connection with our field test at Catoosa which occurred during the first quarter of fiscal 2006.  In addition, we incurred approximately $315,124 for supplies, transportation and other operational costs in connection with our first commercial trial, which includes a $135,469 payment to the operator as a result of downtime.

General and administrative.  General and administrative expenses were $3,530,056 and $2,098,850 for the nine months ended June 30, 2006 and 2005, respectively, representing an increase of $1,431,206.   This increase was primarily the result of increased costs related to bonus accruals and stock-based compensation during the nine months ended June 30, 2006.  In addition, our general and administrative expenses increased during the nine months ended June 30, 2006 as a result of our reporting and compliance obligations applicable to publicly-held companies, which commenced for us (for financial reporting purposes) during the second quarter of fiscal 2005. Lastly, we incurred substantial legal cost during the three months ended March 31, 2006 in connection with our settlement agreement and the related litigation which was settled in March 2006.

Other Income.  Other income was $324,070 and $146,159 for the nine months ended June 30, 2006 and 2005, respectively, representing an increase of $177,911.  This increase was primarily the result of an increase in interest income, rental income, and a gain on assignment of lease during the nine months ended June 30, 2006. The increase in interest income for the nine months ended June 30, 2006 relates to the investment of the proceeds received from the private placement of our common stock during February 2005. The increase in rental income during the nine months ended June 30, 2006 is attributable from our sublease agreement with The Exploitation Company, LLP that commenced in June 2005 and was terminated in March 2006. During the nine months ended June 30, 2006, we recorded a gain on assignment of lease related to the assignment of our corporate offices located at 1021 Main Street, Suite 2650, Houston, Texas 77002 to Energy XXI Service, LLC in March 2006.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. Cash requirements through the end of the fiscal year 2006 are primarily to fund research and development activities, to continue to improve service capabilities, to expand operations, general and administrative costs and capital expenditures. Our continued existence depends on the successful development of the PID technology and our ability to successfully commercialize this technology.  Depending on the timing of these two events, we will need to seek additional funding through the sale or licensing of assets or through issuances of debt or equity securities.  We anticipate that we will need additional funding during the next 12 months and would seek to raise such funds through public or private equity financing, bank debt financing, or from other sources. Adequate funds may not be available when needed, and if we raise additional funds by issuing equity securities, existing stockholders may be diluted.

Since inception on June 9, 2003 through June 30, 2006, we have financed our operations through private sales of our equity and the issuance of convertible notes payable, totaling net proceeds of $21,558,551. As of June 30, 2006, we had $5,097,649 in cash and short term investments.

There are no assurances that the Company will be successful in achieving profitable operations, additional financing, or continue as a going concern.

Cash Flows from Operations.   Cash flows used for operations are primarily affected by our research and development progress and business development. Net cash flows used for operations during the nine months ended June 30, 2006 were $5,237,927, compared to $3,658,671 for the nine months ended June 30, 2005. The increase from the nine months ended June 30, 2005 to the nine months ended June 30, 2006 was the result of increased cash due to the hiring of additional personnel and professional fees relating to being a publicly traded company.  During the nine months ended June 30, 2006, we also incurred costs in the amount of $371,736 in connection with our field test at Catoosa which occurred during the first quarter of fiscal 2006.  No such costs were incurred during the nine months ended June 30, 2005. In addition, we incurred approximately $315,124 for supplies, transportation and other operational costs in connection with our first commercial trial, which includes a $135,469 payment to the operator as a result of downtime. Our working capital since inception (June 9, 2003) has been fully funded from cash flows from financing activities.

Cash Flows from Investing Activities.   Our capital spending for the nine months ended June 30, 2006 was $285,022 compared to $999,651 for the nine months ended June 30, 2005. During the nine months ended June 30, 2006, we used capital expenditures for our research and development activities in accordance with our 2006 capital budget.  During the nine months ended June 30, 2005, in addition to capital expenditures for our research and development activities in accordance with our 2005 capital budget, we used $389,983 to purchase other assets.  This was primarily related to a $350,000 deposit supporting a letter of credit we established in connection with our former corporate office lease. Our capital spending since inception (June 9, 2003) has been fully funded from cash flows from financing activities. We anticipate that our capital expenditures for the next several months will continue to be fully funded from our available cash and cash equivalents, and short term investments.

Cash Flows from Financing Activities.   Net cash provided by (used in) financing activities for the nine months ended June 30, 2006 and 2005 was ($97,498) and $16,845,534, respectively. During the nine months ended June 30, 2005, we received net proceeds of $18,647,666 from the issuance of common stock and used $1,500,000 to repurchase 3,000,000 shares from a shareholder, and $302,132 to repay notes payable.  During the nine months ended June 30, 2006, we used $91,771 to repay note payables.

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

In April 2006, we entered into a thirteen month lease agreement for our new corporate offices at 11757 Katy Freeway, Suite 1300, Houston, Texas 77079, that commenced in May 2006. In connection with the execution of this new lease agreement, we delivered to the lessor a security deposit of $9,400. Our future annual minimum lease payments are $123,140.

In June 2006, we extended the lease for our commercial operating facility that expired June 30, 2006 for one additional year. The lease for our commercial operating facility will expire June 30, 2007. The future minimum lease payments under this lease are $60,000.

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology. As of June 30, 2006, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

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

Income Taxes.   The Company reports its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS No. 109 computation. For the quarter ended June 30, 2006, there were permanent and temporary differences of approximately $85,000 and $462,000, respectively. At June 30, 2006, we had cumulative net operating loss carryforwards of approximately $14,129,000, which expire in years 2007 through 2025. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at June 30, 2006, have been offset by valuation reserves of the same amount.

Net Loss per Share.   The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were anti-dilutive were 2,349,650 and 1,858,347 shares for the three months ended June 30, 2006 and 2005, respectively, and 2,303,555 and 1,903,001 shares for the nine months ended June 30, 2006 and 2005, respectively.

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

Item 4.                          Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q filed with the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

There was no change in our internal control over financial reporting during our third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Also as part of the settlement agreement, PDTI and Curlett Family Limited Partnership, Ltd. (“CFLP”) amended the Exclusive License Agreement between PDTI’s predecessor, ProDril Acquisition Company, and CFLP, dated June 1, 2003, to limit the parties’ respective obligations to share information with each other and to terminate as of February 18, 2006, the parties’ respective rights to the other party’s improvements to the PID Technology.  The settlement agreement provided that the parties would integrate these amendments into an Amended Exclusive License Agreement by March 10, 2006.

During efforts to draft an Amended Exclusive License Agreement reflecting the amendments made in the settlement agreement, CFLP took the position that PDTI has a greater obligation to share information with it than provided in the amendments and that CFLP has greater rights in PDTI’s improvements than provided in the amendments.  On March 20, 2006, PDTI and CFLP unsuccessfully mediated their dispute over these issues but nonetheless put in place a process through which they believed that they could resolve that dispute.  Prior to the conclusion of that process, however, CFLP filed the lawsuit described hereafter.

On March 24, 2006, CFLP filed Civil Action No. 4:06-CV-01012, Curlett Family Limited Partnership, Ltd. v. Particle Drilling Technologies, Inc., a Delaware Corporation, and Particle Drilling Technologies, Inc., a Nevada Corporation, in the United States District Court for the Southern District of Texas, Houston Division.  In that lawsuit, CFLP requested the Court to construe the Exclusive License Agreement, as amended by the settlement agreement, as imposing a greater obligation on PDTI to share information with CFLP than PDTI believes exists and as giving CFLP greater rights in PDTI’s improvements than PDTI believes exists.  In addition, CFLP claimed that PDTI breached the settlement agreement and exclusive license agreement and sought specific performance of those agreements and lost profits damages of $26,000,000 per month.

On June 15, 2006, the Court granted a summary judgment in favor PDTI and against CFLP thereby disposing of all of CFLP’s claims against PDTI and granting PDTI declaratory relief as to the Exclusive License Agreement, as amended by the settlement agreement.  Thereafter, PDTI requested that the Court make an award against CFLP for a part of PDTI’s attorneys’ fees and expenses incurred in the lawsuit.  On July 26, 2006, the Court ordered that PDTI recover $26,525 in attorneys’ fees and $2,750 in expenses from CFLP.

On July 26, 2006, the Court signed a Judgment incorporating its orders on the summary judgment and attorneys’ fee issues.  Under the Judgment, (1) CFLP takes nothing by its claims against PDTI, and PDTI recovers all taxable costs from CFLP; (2) after February 17, 2006, CFLP has no license rights to any of PDTI’s improvements to the Licensed Patents under the Exclusive License Agreement, as amended by the settlement agreement, without qualification as to when PDTI made or acquired those improvements; (3) PDTI has no obligation to share any information with CFLP or disclose any information to CFLP except for information in the public domain that it is otherwise obligated to provide under the Exclusive License Agreement as amended by the settlement agreement; and (4) PDTI recovers from CFLP attorneys’ fees in the amount of $26,525 and expenses in the amount of $2,750 with interest thereon as provided by law and its taxable costs.  CFLP has filed notice of its intention to appeal the Court’s summary judgment against it to the United States Court of Appeals for the Fifth Circuit.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

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

The shares of our common stock issued upon exercise of the warrant described above were issued in an exchange between us and our existing security holders in which no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.  As a result, the issuance of such shares of common stock was exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933.

During the three months ended June 30, 2006, we made the following repurchases of shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2006	—	—	—	—

May 1 to May 31, 2006	—	—	—	—

June 1 to June 30, 2006(1)	3,086	$3.83	—	—

Total	3,086		—	—

(1)                                  Shares were purchased from an officer of the Company to pay for taxes that arose as a result of the partial vesting of previously issued shares of restricted stock.

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

PARTICLE DRILLING TECHNOLOGIES, INC.
(Registrant)

Date: August 9, 2006	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Senior Vice President and Chief Financial Officer (authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Filed herewith

**             Furnished herewith