Form 10-K
period 2006-09-30
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2006-12-14
CIK 759153

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-30819

Particle Drilling Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1563395
(State of incorporation)	(I.R.S. Employer Identification No.)

11757 Katy Freeway Suite 1300 Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

713-223-3031

Securities registered Pursuant to Section 12(b) of the Act:

None

Securities registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Acclerated filer ☒	Non-accelerated filer ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $94,679,780 as of March 31, 2006 (based on the last sale price of such stock as quoted on the NASDAQ Capital Market).

As of December 6, 2006, there were 30,093,200 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: None

Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us,” or “our” are to Particle Drilling Technologies, Inc. and its subsidiary.

PART I

Item 1.  Business

General

Particle Drilling Technologies, Inc., a Nevada corporation, is a holding company organized on June 14, 2002 and was formerly known as MedXLink Corp. We changed our name to Particle Drilling Technologies, Inc. on January 25, 2005, following the merger on January 14, 2005 of our wholly-owned subsidiary with and into Particle Drilling Technologies, Inc., a Delaware corporation (“PDTI”).  Prior to our acquisition of PDTI, we were a shell company. Currently our business consists of one segment and is conducted soley in the United States. Information about our net loss and total assets is located under “Item 8. Financial Statements and Supplementary Data.”

PDTI was formed in March 2004 for the purpose of raising capital and to acquire Particle Drilling, Inc., a Texas corporation. Particle Drilling, Inc. (formerly known as ProDril Acquisition Corp.) was formed in June 2003 for the purpose of acquiring certain assets, patents and other intellectual property, and certain liabilities related to the Particle Impact Drilling technology, which we refer to as the “PID technology” or the “PID System.” Particle Drilling, Inc. was merged with and into PDTI in June 2004.

The patented PID System utilizes a specially-designed “fit for purpose” drill bit fitted with jetting nozzles and polycrystalline diamond compact cutting structures. We refer to this bit as the “PID bit.” The nozzles in the PID bit serve to accelerate hardened steel particles entrained with ordinary drilling mud to fracture and remove the formation ahead of the bit. The particles flow back up the wellbore annulus along with the drilling fluid and formation cuttings to the surface where the PID System separates and re-circulates the particles. The PID System is primarily operated utilizing hydraulic energy that is available on drilling rigs used today in combination with the PID System equipment. Each particle is driven into the rock formation at a high velocity and delivers a force many times greater than the compressional strength of the rock, even in formations that exist in the subsurface at elevated hardness and stress. Depending on the volume of particles introduced into the drilling mud, the number of particle strikes on the formation is in excess of four million per minute, thereby yielding a higher rate of penetration than conventional drill bits in suitable formations.

By comparison, conventional drilling methods rely on mechanical energy created by the weight and torque applied to a bit, and the amount of total rotational mechanical energy available on drilling rigs is limited. The result is that the bit gouges out smaller volumes of rock as the compressional strength of the rock increases with depth and pressure. We believe the volume of rock excavated by the PID System is less affected by rock hardness or depth.

The PID System is designed to entrain, circulate, and recover the particles in the mud system without allowing the particles to circulate through the rig pumps. The PID System is designed as a mobile service that will be provided to the oil and gas operator as part of the normal drilling process and is configured to service a well in progress with minimal interference. Currently, our particle injection system consists of a stage one and stage two eductor mechanism which is powered with a 2,200 horsepower quintiplex frac pump.  We have developed two prototype particle injection systems which are currently being tested for commercial application.  While the current particle injection system is proven and has allowed us to demonstrate the potential of the PID technology, it has been unreliable and requires a high level of maintenance. Both of the particle injection prototypes currently under development are significantly cheaper to purchase and to operate.  Further, we expect that the prototype injectors will require fewer personnel and can be procured from suppliers outside the normal oilfield supply chain.   We are also continuing the development of our PID bit and developing alternate sized PID bits in order to further broaden our market opportunities.

The PID System has demonstrated higher rates of penetration than current conventional drilling methods. The rate of penetration gains generated by the PID System are expected to result in operators paying less variable drilling costs (e.g., rig time, labor, fuel, bits, rentals), which are purchased as part of the ordinary drilling cycle. As a result, we believe the PID System can reduce drilling costs and lower finding costs, thus improving the overall economics to the oil and gas industry in certain geologic intervals.

Business Strategy and Plan of Operation

We believe the PID System development has continued to advance significantly during 2006, and following our most recent commercial trial in November 2006, is now ready for commercial applications.  During the past fiscal year, we hired several industry veterans to assist in the development, commercialization and roll-out of this technology.  Further, we have successfully resolved many of the surface equipment issues identified during previous trials and expect to continuously improve efficiencies as we gain more experience with the PID System and as we move away from the frac pump driven solution to one of our prototype particle injection systems.  Our operations plan for the remainder of fiscal year 2007 is expected to include: (1) completion of PID Unit #2 in the second quarter of fiscal 2007; (2) secure additional commercial contracts with potential customers; (3) complete field testing of the prototype particle injection systems; (4) hiring and training additional field and technical personnel; and (5) assembly of additional PID Units.

Our initial target customers will continue to be oil and gas operators drilling onshore wells in geologic basins of the U.S. and Canada known to have hard rock and/or highly abrasive formations. We will initially focus our marketing and sales efforts on operators with multi-well drilling programs centered in a few basins. Additionally, we will target customers that exhibit a willingness to embrace emerging technologies.

We expect to deliver value to our customers as a specialty service provider using patented technology and high quality engineering and field personnel. Based on the experience of our management team in the oilfield services industry, we believe that no other company currently attempts to deliver a comparable drilling service utilizing technology that is similar to the PID System and that is targeted to serve the hard rock drilling market. Instead, we believe suppliers generally design and sell products for hard rock environments that are based on conventional drilling technology.

We expect to operate in a fashion more comparable to a directional drilling or well stimulation service provider in that we will provide our system and field personnel who will work with exploration and production operators, service companies and drilling contractors to operate our system as an integral component of the drilling operation.  We will offer our services on a gain sharing basis whereby the cost saved as a result of using the PID System will be shared between us and the exploration and production operator. The PID System is expected to result in higher rates of penetration, thereby reducing drilling costs and lowering finding and development costs to improve the overall economics of the oil and gas industry in certain geologic intervals. In addition, we believe that our customer’s ability to reduce meaningful days on their hard rock intervals will translate into more efficient rig utilization, which in turn should allow our customers to drill more wells per year per drilling rig.  While this gain sharing business model is the preferred way to gain market share, we believe that equal or greater returns can be achieved through a more traditional dayrate or fixed fee structure. Initially, we intend to utilize the revenue model most preferred by our potential customer base so long as satisfactory returns are realized.

Industry

Oil and natural gas markets have seen a robust pricing environment since 2002, with some softening in world oil and U.S. natural gas prices during the second half of 2006.  Although daily natural gas prices fell throughout September 2006 because of moderate temperatures and high inventories, the prices have recently risen sharply.  As of November 10, 2006, the Baker Hughes U.S. land rig count was at 1,586, a 15% increase from a year earlier.

We believe that continued economic growth, energy demand and the projected oil and gas commodity pricing environment will continue to be robust in 2007.  Drilling activities in the oilfield service and supply sector are showing no signs of decreasing, despite a recent dip in hydrocarbon prices.  We believe that the capacity constrained U.S. land rig market will continue to enjoy robust pricing increases due to high demand.  As a result, we believe North American land drillers and related service providers will continue to benefit from the oil and gas demand, hydrocarbon price environment and economic growth.

The Drilling Industry — We do not believe the current conventional drilling process using traditional rotary rig equipment and conventional drill bits has fundamentally changed since the first commercial applications of the equipment by the Hughes Tool Company in the 1920s. Although horizontal drilling and other innovations in the way these drilling systems are used have greatly increased well productivity, gains in rates of penetration and absolute drilling efficiency were limited until 1989. At that time, fixed cutter polycrystalline diamond compact bits, or “PDC bits,” became a functional alternative to roller cone bits for a limited but growing segment of the drilling market. This technology was focused on wells drilled in softer formations as PDC bits could achieve higher rates of penetration and longer run times, both of which achieved appreciable cost savings by reducing drilling time. The industry has adopted PDC bits for these specific applications, although a PDC bit can cost several times more than a comparable roller cone bit.  Despite the increased effectiveness of the PDC bit and other technologies, we believe that operators and drilling engineers continue to actively seek ways to improve rates of penetration, particularly in hard rock and abrasive formations, and are very receptive to using promising new technologies to reduce well construction cost.

The PID System

Particle Recovery System — The PID System utilizes a mobile particle delivery and recovery system capable of operating with conventional drilling rigs used in our target markets. Our system is designed to entrain, circulate, and recover the particles without allowing the material to pass through the rig pumps. Previous particle abrasive drilling systems did not have the ability to circulate, separate, and re-inject the abrasive or abrading particles and the material passed through the normal rig pumps. An example is the system known as “Abrasive-Jet Drilling” used by Gulf Research and Development Co., a division of Gulf Oil Corporation (“Gulf”), in the 1960’s and 1970’s. Gulf made a number of significant advances in the technology of delivering particles under pressure for the purpose of increasing rate of penetration.  Basically, the Gulf system used fine particle abrasives to abrade the formations in order to remove it. This technology requires very high surface pressures of up to 11,000 psi in order to give the small particle the velocity to abrade the formation ahead of the drill bit.  The PID System utilizes larger particles at normal rig pressures to fracture the formation ahead of the drill bit.

Rig Integration — The PID System is designed to connect to and service an operational well in progress with minimal interference to normal drilling operations. All PID System equipment is either mounted on trucks or trailers, and can be substantially installed on a rig during a scheduled bit trip. A good portion of the PID System is mobilized and rigged up offline so as not to interfere with the drilling operation in progress. Once the operator is finished with the PID System, it can generally be taken offline in one to two hours and demobilized with no further interference with the drilling operation. We believe this operational transparency is extremely important for industry acceptance of the PID System.

PID Bit — We are continuing the development of our fit-for-purpose PID bit. The PID bit is a fixed-cutter bit designed with a PDC cutting structure.  To date we have developed and tested a 7 7/8 inch PID bit and a 8 ½ inch PID bit and have now completed the investment casting process on our 7 7/8 inch PID bit so that we can mass produce that size PID bit at a cost that is just less than half the cost of the prototypical PID bit.  Further, we are planning to design, test and iterate a smaller 6 ½ inch PID bit in order to address a market identified by prospective customers.

Recent Testing of the PID System

In July 2005, we completed a two week test program at the Gas Technology Institute’s Catoosa test drilling facility (“Catoosa”) near Tulsa, Oklahoma.  At Catoosa, we were able to adapt the PID System to an actual drilling rig, run the system under full operating conditions and further test and refine procedures and processes for operating the PID System.  During this test sequence, we observed drilling penetration rates at or above expected rates through very hard limestone intervals as well as through softer sandstones and shale formations.  We also identified areas for improvement including the shot injector system, maintenance of desired mud properties and system procedures to improve connection time, shot handling at surface and some test site improvements related to the test well surface casing and rig flow line.  Modifications and improvements were made in order to continue testing and to log more hours on the PID system at Catoosa in October and November 2005.

In November 2005, we completed another three weeks of testing at Catoosa and were able to log more continuous hours on the PID System under various operating conditions.  The various operating conditions tested included two PID bit designs; two PID bit sizes; both low and high flow rates of drilling fluid ranging from 425 to over 600 GPM, and different shot injection rates.  All conditions tested were effective at delivering target level rates of penetration through very hard and abrasive intervals.  We also developed and tested procedures for items that did not perform satisfactorily in our prior tests at Catoosa in July 2005, including enhancing the shot injection system, reducing the connection time and developing improvements in the handling of shot in the wellbore and at the surface.  The shot injection system was improved, and it functioned and performed reliably during this test.

In May 2006, we completed our first field trial on a commercial well with Gasco Energy, Inc. This was the first opportunity to run the patented PID System on an actual gas well at depths below 10,000 feet.  During this test, we demonstrated that the PID System was capable of delivering rates of penetration that were in-line with or greater than our target penetration rate (which is three times faster than conventional drilling techniques), that we could inject particles while drilling and that we could successfully recover steel particles from the well bore.   Due to the age and condition of this particular drilling rig, we experienced certain rig integration issues which were resolved prior to the completion of the first trial; however, while dealing with many of these rig integration issues, we learned that the steel particles can be successfully recovered from the well bore even following a complete rig pump shut down.  This was previoiusly a concern for many of our potential customers and we demonstrated on multiple occasions during the first field trial that the PID process does not necessarily damage the wellbore even in situtions where several thousand pounds of steel particles settle on top of the PID bit.

In order to achieve continuous PID drilling operations, it is critical to continuously inject and recover the injected particles from the well bore, process them and prepare them for reinjection.  During the first field trial, the PID System particle recovery unit became overrun with steel particles and was no longer capable of recovering the particles for re-injection and accounted for 90% of the PID System’s downtime.  Based on this experience and the likelihood for this particle recovery unit to cause problems on future wells, we designed a completely new particle recovery unit that was tested in our research facility and then deployed on all subsequent trials.

The new recovery unit is now proven and reliable and will be incorporated into all future PID Units.

We were forced to suspend our commercial field trial attempt in September 2006 due to the failure of the transmission on our frac pump which is currently used to inject particles into the drilling rig standpipe.  Once our ability to inject particles was terminated, we were no longer able to continue drilling with the PID System and therefore our commercial trial was concluded.

In November 2006, we completed our second commercial trial with Gasco on a well in Northeastern Utah in the Uinta Basin.   On this trial, we entered the well at a depth of 11,535 feet and drilled approximately 92 feet in 7 hours during the first day of drilling.  Certain issues with our frac pump driven injector system limited our drilling performance on the second day and the trial was concluded after drilling a total of 118 feet.  The subsequent conventional bit averaged 90 feet in each 24-hour period during the following five days. With this experience behind us, we will look to expand the footage drilled on the next opportunity with the expectation of saving our customer drilling hours.

The frac pump driven injector system works well as long as the frac pump is able to deliver the needed pressure.  The frac pump suffered a high degree of performance related issues on each of the two most recent commercial trials causing a complete suspension on one test and undesirable downtime on the second test.  Specifically, on the most recent trial, the lubrication system for the pump became clogged causing the seals to burn up prematurely.  A different type of lubrication system has now been installed on this frac pump which should prevent this issue from re-occuring.

Our primary products still need to demonstrate improved reliability in the commercial market in order to fully realize the potential of the PID technology. Our operations plan calls for further research and development, including the development of different bit sizes and a newer and more efficient and reliable injector systems. Poor performance of our prototype particle injection systems or other unexpected events while conducting future commercial trials could further extend the shop and laboratory testing phase, which would delay the full commercialization of the PID System and increase the funds needed to complete our research and development. This would have the effect of slowing our advancement as funds otherwise intended to build new PID Systems and expand our operations may be needed to conduct additional research and development.

Competition

Based on the experience of our management team in the oilfield services industry and the exploration and production industry, we believe that no other company currently attempts to deliver a comparable drilling service utilizing technology that is similar to the PID System and that is targeted to serve the hard rock drilling market.  The oilfield services industry in which we compete, however, is highly competitive, and most of our potential competitors have greater financial resources than we do. Many of our potential competitors have been in the oilfield service business for many years and have well-established business contacts with exploration and production companies. Competitors may enter markets served or proposed to be served by us, and we may not be able to compete successfully against such companies or have adequate funds to compete effectively.  Recent developments in PDC bits have made them more durable and capable of drilling in certain hard rock environments; however, many customers operating in our target markets continue to utilize convential bits.

Patents

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

In connection with our acquisition of the PID technology, we agreed to make certain royalty payments to PSI and PSIL.  Under our agreement with PSI, we are obligated to pay PSI a royalty on a quarterly basis equal to 18.0% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology for such quarter until an aggregate of $67,500,000 has been paid to PSI.  Under our agreement with PSIL, we are obligated to pay PSIL a royalty on a quarterly basis equal to 2.0% of our EBITDA derived from the use of the PID technology for such quarter until an aggregate of $7,500,000 has been paid.  We have also entered into additional royalty agreements that require us to pay a total of 4.0% of our quarterly gross revenue derived from the use of the PID technology to certain entities from which we acquired the PID technology.  These royalty obligations will have the effect of limiting our liquidity and our profitability.  As of September 30, 2006, no payments had been made with respect to these royalty obligations.

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

Research and Development

We are in the early phase of commercial deployment and will continue to invest in research and development.  Our research and development program is intended to improve existing products and processes, develop new products and processes, and improve engineering standards and practices that will serve the changing needs of our customers.  Our expenditures for research and development activities were $5,964,438 in 2006, $2,802,155 in 2005, and $621,752 in 2004.

In our effort to enhance the PID technology, we continue to seek less expensive and more efficient ways to inject the steel particles into the drilling rig standpipe.  We have developed two prototype systems to accomplish this objective.  Both of these systems are still in the developmental phase and have yet to be fully tested or used in the field.  The first system is a canister style injector that consists of a series of steel canisters with fill valves and dump valves which work in unison to deliver a fixed volume of steel particles into the drilling mud.  The second system is an extruder design which essentially pushes or forces the steel particles into the drilling mud through a specially designed metal extrusion mechanism which is procured from one of many manufacturers and is largely an “off the shelf” item.  Both of these systems have the potential to significantly reduce the capital cost of the PID System improving reliability, while simplifying the injection process and reducing the daily operating cost.

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

Employees

As of December 14, 2006, we had 18 employees.  None of our employees are covered by collective bargaining agreements.  We believe that relationships with our employees are satisfactory.

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

Our website also includes the following corporate governance materials, at the link “Corporate Governance:” the Code of Business Conduct & Ethics, and charters of each Board committee, including the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. You may also obtain a printed copy of any of the materials referenced above by contacting us through the website or at the following address: Particle Drilling Technologies, Inc., 11757 Katy Freeway, Suite 1300, Houston, Texas 77079.

Item 1A.  Risk Factors

We have a limited operating history and no revenues and are subject to risks inherent in a new business enterprise. As a result, we have not demonstrated to date that we can fully implement our business plan or that the PID technology will be profitable in a commercial application.

The business of PDTI was originally established in June 2003 to: (1) purchase certain of the assets and assume certain of the liabilities of PSI and PSIL, related to the PID technology; (2) purchase certain patents underlying the PID technology from CFLP; (3) acquire certain technology licenses related to the PID technology from CTL; (4) continue the funding of research and development expenses with respect to the technology acquired; and (5) take steps towards the commercialization of the PID technology.  To date, the business has not generated revenue from its operations.  We may not be able to fully commercialize our product or generate profitable revenues.  Additionally, we and our business have a very limited operating history that investors can analyze to aid them in making an informed judgment as to the merits of an investment in us.  Any investment in us should be considered a high risk investment because you will be investing in a company with unforeseen costs, expenses, competition, and other problems to which new ventures are often subject. In addition, the technology we acquired is still in the early stage of commercialization and has only limited results in a commercial setting.  Because we are an early stage company, our prospects must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive industry.

We have limited sources of liquidity and may not be able to obtain sufficient funding to realize positive cash flows.

We require substantial capital to pursue our operating strategy and execute our business plan.  As we have no revenue and therefore limited sources of cash, we will continue to rely on external sources for liquidity, and for the foreseeable future, our principal source of working capital will be from capital we have raised through private placements of our securities and other external sources.

Our current monthly operating overhead is approximately $400,000, excluding research and development project costs and non-cash expenses such as depreciation and stock-based compensation, and we expect that such amount will increase as we expand our operations.  Should we require additional capital, we may not be able to obtain funds from external sources in sufficient amounts to fund our business plan.

Even if we are able to demonstrate full commercial success with our products, we may require additional capital in the future to produce our products in sufficient commercial quantities in order for us to realize positive cash flows.  Any such additional capital may lead to additional dilution of our shareholders.  Additionally, it may be difficult for us to raise additional capital in sufficient quantities or at all.

The PID System is a new technology and it may not be fully accepted in the marketplace to the degree anticipated by management.

The PID technology has only been used or deployed in limited commercial gas wells.  Market acceptance of our products will largely depend upon our ability to demonstrate the PID System’s efficiency, cost effectiveness, safety features and ease of use.  We may not be able to demonstrate that the PID System can effectively be deployed on a significant number of commercial oil and gas wells in a safe and cost-effective manner.  The use of the PID technology will also depend upon concerted sales efforts by our management team.  The PID System may never be fully accepted in the market in preference to other competing technologies that currently exist or that may subsequently be developed.  If our products are not fully accepted by the marketplace, we may not realize sufficient revenues or cash flow to execute our operations plan and we may be forced to pursue a different strategy or liquidate our company.

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

Our primary products must demonstrate satisfactory performance in a significant number of oil and gas wells.  Our operations plan calls for further research and development, including the development of different bit sizes and a newer and more efficient and reliable particle injection system.  Poor performance of the PID bit or other components of the PID System while conducting commercial trials could reveal additional unidentified issues and further extend the shop and laboratory testing phase, which could further delay the full commercialization of the PID System and increase the funds needed to complete our research and development.  Further, in order to fully implement our business plan we will be required to hire and train a substantial number of new employees.  Currently, the oilfield industry is strained and operating at near full capacity from a human resource perspective, which could limit our ability to hire and train adequate qualified personnel.  These circumstances would have the effect of slowing our advancement as funds otherwise intended to build new PID Systems and expand our operations may be needed to conduct additional research or procure and train adequate human resources.

Regardless of the success of the initial research and development, we will require additional research and development and capital spending to continuously improve our service capabilities and expand our operations.  In addition, regardless of the amount of research and development completed by us, our products may never be fully adopted in a significant number of oil and gas wells.

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

Our success depends on certain patents and patent applications that we purchased from CFLP, CTL, PSI and PSIL, along with other proprietary intellectual property rights we have developed or intend to develop.  We rely on a combination of nondisclosure and other contractual arrangements and trade secret, patent, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property.  The steps we have taken to protect our rights may not be adequate to deter misappropriation of our proprietary information.  We also may not be able to detect unauthorized use of and take appropriate steps to enforce our intellectual property rights.  In addition, the laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as do the laws of the United States.  Also, despite the steps taken by us to protect our proprietary rights, others may develop technologies similar or superior to the PID technology and/or design around the proprietary rights we own.

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

The oilfield services industry in which we compete is highly competitive, and most of our potential competitors have greater financial resources than we do.  Many of our potential competitors have been in the oilfield drilling business for many years and have well-established business contacts with exploration and production companies.  Competitors may enter markets served or proposed to be served by us, and we may not be able to compete successfully against such companies or have adequate funds to compete effectively.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock or future issuances of additional shares of our common stock, any of which could have an adverse effect on the market price of our common stock.

In connection with our acquisition of our subsidiary, Particle Drilling Technologies, Inc., a Delaware corporation, we assumed warrants to purchase 119,141 shares of common stock and options issued under PDTI’s 2004 Incentive Stock Plan to purchase 3,104,000 shares of common stock.  In connection with the private placement of our common stock in February 2005, we granted the placement agent warrants to purchase 1,500,000 shares of our common stock, of which 1,140,000 are still outstanding.  In connection with the private placement of our common stock in October 2006, we granted the investors warrants to purchase 1,500,000 shares of our common stock.  Since our acquisition of PDTI, we have issued options to purchase an additional 1,310,250 shares of our common stock.  The common stock issuable upon exercise of these options and warrants represents approximately 24% of our outstanding shares of common stock on a fully-diluted basis.  The exercise of these options and warrants would result in substantial dilution to our existing stockholders and any sales of these shares of common stock, or the perception that these sales might occur, could lower the market price of our common stock.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future public offerings or private placements of our securities for capital raising purposes, or for other business purposes.  Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the market price of our common stock.

Our common stock has experienced, and may continue to experience, price volatility.  The limited trading volume of our common stock may contribute to this price volatility.

The trading price of our common stock has been, and may continue to be, highly volatile.  We believe this volatility is due to, among other things, our lack of revenues, current expectations of our future financial performance and the volatility of the stock market in general.

Moreover, our common stock, which began trading on The NASDAQ Capital Market® on June 28, 2005, does not have substantial trading volume.  During the year ended September 30, 2006, the average daily trading volume of our common stock as reported by The NASDAQ Capital Market® was approximately 122,000 shares, which represents less than 1% of our outstanding shares of common stock.  As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock.

Because of the limited trading volume in our common stock and the price volatility of our common stock, you may be unable to sell your shares of common stock when you desire or at the price you desire.  Moreover, the inability to sell your shares in a declining market because of such illiquidity or at a price you desire may substantially increase your risk of loss.

We presently do not intend to pay cash dividends on our common stock.

We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future.  While our dividend policy will be based on the operating results and capital needs of the business, we anticipate that all earnings, if any, will be retained to finance the future expansion of our company.

Item 1B.  Unresolved Staff Comments

None Applicable

Item 2.  Properties

Our principal executive and administrative office facility is leased in Houston, Texas at 11757 Katy Freeway, Houston,

Texas 77079. We also lease an 11,000 square foot operating facility at 7407 Wright Road, Houston, Texas 77041.

We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to conduct our business.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2006 to a vote of the holders of our common stock, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol PDRT.  Prior to June 28, 2005, shares of our common stock were traded on the OTC Bulletin Board.  The following table sets forth the high and low bid prices per share of our common stock for the fiscal years ended September 30, 2006 and 2005.  All prices quoted from the time when our common stock was traded on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2005
First Quarter	$ 3.57	$ 3.39
Second Quarter	$ 6.09	$ 5.69
Third Quarter	$ 6.15	$ 5.91
Fourth Quarter	$ 6.00	$ 3.25

2006
First Quarter	$ 6.03	$ 3.58
Second Quarter	$ 7.50	$ 4.42
Third Quarter	$ 6.22	$ 2.93
Fourth Quarter	$ 3.94	$ 2.50

Holders

The approximate number of holders of record of the shares of our common stock was 266 as of December 6, 2006.

Dividends

Holders of shares of common stock will be entitled to receive cash dividends when, as and if declared by our Board of Directors, out of funds legally available for payment thereof. However, if dividends are not declared by our Board of Directors, no dividends shall be paid. We have not paid any dividends on our common stock during our two most recent fiscal years.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes as of September 30, 2006, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders*	5,532,121	$ 1.72	599,250

Total	5,532,121	$ 1.72	599,250

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

•    On April 30, 2004, Particle Drilling, Inc. granted warrants to ten consultants as consideration for services provided to Particle Drilling, Inc.  Pursuant to these warrants, the ten consultants have the right to purchase up to an aggregate of 58,000 shares of common stock of Particle Drilling, Inc. (consisting of warrants to purchase 25,000 shares, 6,000 shares, 6,000 shares, 5,000 shares, 5,000 shares, 5,000 shares, and 2,000 shares).  On June 17, 2004, Particle Drilling, Inc. granted warrants to an additional consultant for services provided to Particle Drilling, Inc., pursuant to which such consultant has the right to purchase up to 10,000 shares of common stock of Particle Drilling, Inc.  The warrants described in this paragraph have an exercise price of $0.12 and a maximum term of five years from the date granted.  All of these warrants were converted into warrants to purchase common stock of PDTI in connection with the merger of Particle Drilling, Inc. into PDTI, and were then assumed by our company in connection with our acquisition of PDTI.

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

•    On January 11, 2005, PDTI granted warrants to eight parties affiliated with the placement agent as compensation for their services in connection with the private placement of PDTI Series A preferred stock in January 2005.  Pursuant to these warrants, the parties affiliated with the placement agent have the right to purchase up to an aggregate of 44,641 shares of our common stock (consisting of warrants to purchase 32,641 shares, 10,000 shares, and 2,000 shares).  The warrants described in this paragraph have an exercise price of $2.00 and a maximum term of five years from the date granted.  In connection with our acquisition of PDTI, we assumed these warrants.

•    On February 9, 2005, we granted warrants to seven parties affiliated with the placement agent in connection with the private placement of our common stock in February 2005 as consideration for services provided to us.  Pursuant to these warrants, the parties affiliated with the placement agent have the right to purchase up to an aggregate of 1,140,000 shares of our common stock (consisting of warrants to purchase 800,000 shares, 135,000 shares, 135,500 shares, 30,000 shares, 25,000 shares and 15,000 shares).  The warrants described in this paragraph have an exercise price of $2.00 per share and a maximum term of ten years from the date granted.

Unregistered Sales of Equity Securities

On August 9, 2006, a holder of an outstanding warrant exercised its right to purchase 2,000 shares of our common stock at $0.12 per share on a cashless exercise basis.  The fair market value of our common stock on the date of exercise was $3.05.  As a result of this exercise, we issued 2,000 shares of our common stock to the holder of this warrant.

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

Period from
June 9, 2003
(date of
inception) to
	Year Ended September 30,			September 30,
	2006	2005	2004	2003
(Restated)
Statement of Operations Data:
Revenues	$ —	$ —	$ —	$ —
Operating expenses:	—	—	—	—

Research and development	5,964,438	2,802,155	621,752	39,626
General and administrative	4,581,604	3,182,313	2,683,024	503,158
Loss from operations	(10,546,042)	(5,984,468)	(3,304,776)	(542,784)
Other income (expenses)	356,455	260,050	(26,224)	—
Net loss	$ (10,189,587)	$ (5,724,418)	$ (3,331,000	$ (542,784)

Basic and Diluted Net Loss Per Share:
Loss from operations	$ (0.43)	$ (0.27)	$ (0.25)	$ (0.07)
Net loss	$ (0.42)	$ (0.26)	$ (0.25)	$ (0.07)
Weighted average shares outstanding	24,520,619	22,150,365	13,364,183	7,741,646

Cash Flow Data:
Net cash used in operating activities	$ (7,192,123)	$ (4,625,184)	$ (1,714,691)	$ (250,566)
Net cash used in investing activities	(843,515)	(1,723,254)	(267,546)	(351,031)
Net cash (used in) provided by financing activities	(177,422)	16,832,721	1,999,098	605,099

Balance Sheet Data (at end of period):
Cash and cash equivalents	$ 2,291,586	$ 10,504,646	$ 20,363	$ 3,502
Working capital surplus (deficiency)	1,411,485	9,386,096	(1,301,027)	(5,575)
Total assets	5,483,362	13,548,413	1,570,585	362,033
Long-term debt	15,305	9,463	20,201	—
Total stockholders’ equity	3,967,629	12,148,107	118,459	69,120

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

General and administrative.   General and administrative expenses consist primarily of salaries and benefits, office expense, professional services, and other corporate overhead costs. We have experienced and expect to continue to experience increases in general and administrative expenses as a result of: (1) being subject to reporting and compliance obligations applicable to publicly-held companies; (2) our continuing efforts to develop, test and prepare the PID technology for commercialization; and (3) the hiring of additional personnel.

Comparison of Year Ended September 30, 2006 with Year Ended September 30, 2005

Research and development.    Research and development expenses were $5,964,438 and $2,802,155 for the years ended September 30, 2006 and 2005, respectively, representing an increase of $3,162,283.  During the fiscal year ended September 30, 2006, we conducted a test program with the PID System at Castoosa in November 2005 resulting in costs of approximately $385,000.  A commercial trial with a customer in May 2006 resulted in job differential time charges of approximately $135,000, and a second attempted commercial trial with the same customer in September 2006 resulted in a job differential time charge of approximately $81,000. The Company incurred other field charges of approximately $511,000 associated with the two customer trials.  Further, during the period from October 2005 to September 30, 2006, we incurred approximately $1.6 million related to the design, engineering, construction and testing of two alternative particle injection systems.   Research and development costs also increased as a result of further development, testing and iterations to the PID drill bit and a complete re-design of the PID particle recovery unit.  Lastly, as a result of the shift from laboratory testing to field testing, our employee related costs increased by $1.7 million, including an increase of approximately $700,000 related to stock based compensation charges.

General and administrative.    General and administrative expenses were $4,581,604 and $3,182,313 for the years ended September 30, 2006 and 2005, respectively, representing an increase of $1,399,291.  Employee related costs increased approximately $420,000, including an increase of approximately $200,000 related to stock based compensation charges.  Additional charges for services related to directors’ compensation increased approximately $610,000, which includes an increase of approximately $480,000 in stock based compensation charges.  Other increases are primarily related to reporting and compliance obligations applicable to publicly-held companies, legal fees associated with litigation defense, legal fees associated with the restatement of the companies financial results and recruiting fees incurred to hire a new President and CEO and certain other key employees.

Other income.    Other income was $356,455 and $260,050 for the years ended September 30, 2006 and 2005, respectively, representing an increase in other income of $96,405.  The increase was primarily attributable to interest income, rental income and the gains on the assignment of a lease in fiscal 2006.  Interest income was due to the interest earned on the investment of funds received in our private placement in February 2005.

Comparison of Year Ended September 30, 2005 with Year Ended September 30, 2004

Research and development.    Research and development expenses were $2,802,155 and $621,752 for the years ended September 30, 2005 and 2004, respectively, representing an increase of $2,180,403.  We had only a limited ability to develop the PID technology due to our lack of funds available during the year ended September 30, 2004.  As a result of the completion of our private placement in February 2005, we continued to use substantial resources during fiscal 2005 to develop and test the PID technology, including a test program conducted at TerraTek during March and June 2005 and a test program conducted at Catoosa during July and November 2005.  In fiscal 2005, research and developement expenses also increased due to direct costs associated with the development of the injector system and PID bits of $1,508,430 while no such comparable costs were incurred in fiscal 2004.  Indirect cost, or overhead, relating to research and development increased $671,973 during fiscal 2005 compared to fiscal 2004.  We hired additional employees, made certain modifications to our research facility and had an increase in depreciation expense as a result of additional property purchased during fiscal 2005.

General and administrative.    General and administrative expenses were $3,182,313 and $2,683,024 for the years ended September 30, 2005 and 2004, respectively, representing an increase of $499,289.  The increase is primarily related to reporting and compliance obligations applicable to publicly-held companies and stock-based compensation.

Other income (expenses).    Other income (expenses) were $260,050 and ($26,224) for the years ended September 30, 2005 and 2004, respectively, representing an increase in other income of $286,274.  The increase was primarily attributable to interest income, rental income and the gains on debt extinguishment during fiscal 2005.  Interest income was due to the interest earned on the investment of funds received in our private placement in February 2005.  In addition, we recognized $7,761 each month in rental income from Energy XXI Services, LLC, an affiliate of John D. Schiller (our former interim President and Chief Executive Officer until November 15, 2005, and currently one of our directors).  Such monthly rental payments did not begin until December 2005.  Gains on debt extinguishment were due to settlements on a note payable and certain accounts payable that were related to the liabilities we assumed in connection with our acquisition of the PID technology.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents.  Cash requirements through the end of the fiscal year 2007 are primarily to fund research and development activities, to continuously improve service capabilities, expand operations, general and administrative costs and capital expenditures.  We believe we have sufficient resources to meet our working capital and capital expenditure requirements for at least the next 12 months; however, our continued existence depends on the successful development of the PID technology and our ability to successfully commercialize this technology.

Since inception on June 9, 2003 through September 30, 2006, we have financed our operations through private sales of our equity and the issuance of convertible notes payable, totaling net proceeds of $19,436,918.  As of September 30, 2006, we had $2,291,586 in cash and cash equivalents.  In October 2006, we completed a private sale of five million shares of our equity for $2.35 per share and warrants to purchase 1.5 million shares at $3.25 per share, yielding gross proceeds of $11,750,000.

Cash Flows from Operating Activities.  Cash flow used for operations is primarily affected by our research and development progress and business development.  Net cash flows used in operating activities during the year ended September 30, 2006 were $7,192,123 compared to $4,625,184 for fiscal 2005.  The increase from fiscal 2005 to fiscal 2006 was the result of our increased spending on research and development and our increased level of general and administrative cost as discussed above.

Cash Flows from Investing Activities.  Cash flow used in investing activities for the year ended September 30, 2006 was $843,515 compared to $1,723,254 in 2005.  During the year ended September 30, 2006, we decreased capital spending for our research and development activities primarily as a result of the frac pump and tractor purchased in May 2005 for $820,000.  We placed a down payment on a similar frac pump in 2006 in the amount of $320,499.  The remaining balance of approximately $930,000 is expected to be paid in fiscal 2007.  We anticipate that our capital expenditures for the next year will continue to be fully funded from our available cash and cash equivalents.

Cash Flow from Financing Activities.  Net cash provided by (used in) financing activities for year ended September 30, 2006 was ($177,422) compared to $16,832,721 in 2005.  The majority of the cash used in financing activities in 2006 was a result of the repayments of notes payable, whereas the majority of the cash provided by financing activities in fiscal 2005 was a result of the private placement of common stock in February 2005.

Contractual Obligations.  In March 2005, we delivered to the lessor of our then current corporate offices at 1021 Main Street, Suite 2650, Houston, Texas 77002, a security deposit of $350,000 in the form of an irrevocable letter of credit. Our future annual minimum lease payments were $186,256. In August 2005, we expanded the corporate office facility an additional 1,086 square feet for a total of 11,396 square feet. The future annual minimum lease payments for the additional space were $18,758. In March 2006, we assigned our commitments under this office lease to Energy XXI Services, LLC, an affiliate of John D. Schiller, our former interim President and Chief Executive Officer and currently one of our directors, and of Steve Weyel, currently one of our directors. The Exploitation Company, LLP had previously subleased a portion of that corporate office space pursuant to a Sublease Agreement, which agreement was cancelled in connection with the assignment of the office lease to Energy XXI Services, LLC. Furthermore, Energy XXI Services, LLC assumed the obligation under the lease to provide a security deposit of $350,000 and we were released from the irrevocable letter of credit we had previously provided. We will not incur any future obligations for lease payments under this office lease.

In April 2006, we entered into a thirteen month lease agreement for our new corporate offices at 11757 Katy Freeway, Suite 1300, Houston, Texas 77079, that commenced in May 2006. In connection with the execution of this new lease agreement, we delivered to the lessor a security deposit of $9,400. Our future minimum lease payments are $90,240 for the remainder of calendar year 2006 and 2007.

In June 2006, we extended the lease for our commercial operating facility that expired June 30, 2006 for one additional year. The lease for our commercial operating facility will expire June 30, 2007. The future minimum lease payments under this lease are $45,000 for the remainder of calendar year 2006 and 2007.

In July 2006, we entered into a contract to purchase a quintaplex frac pump to be used with PID Unit #2 which is currently under construction. In connection with this contract, we paid $320,499 as a deposit and will pay another $930,000 during the assembly phase and upon completion.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligation and Short Term Notes Payable (including current portion)	$ 213,718	$ 198,413	$ 15,305	$ —	$ —
Equipment Purchase Commitment	930,000	930,000
Operating Lease Obligations	135,240	135,240	—	—	—

Total	$ 1,278,958	$ 1,263,653	$ 15,305	$ —	$ —

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology.  As of September 30, 2006, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

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

Stock-Based Compensation.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, Share-Based Payment, SFAS No. 123(R).  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. This statement is effective for new awards and those modified, repurchased or cancelled in interim or annual reporting periods beginning after June 15, 2005. We early adopted this standard upon inception.

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

Income Taxes.  We report our income taxes in accordance with SFAS 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes.  Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse.  Temporary differences have been created for all stock option plans and are included in our SFAS 109 computation.  At September 30, 2006, we had cumulative net operating loss carryforwards of approximately $16,082,000, which expire in years 2007 through 2025.  No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time.  Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at September 30, 2006, have been offset by valuation reserves of the same amount.

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred During a Construction Period, to address the accounting for rental costs associated with operating leases that are incurred during a construction period.  FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  FSP 13-1 is effective in fiscal years beginning after December 31, 2005.  The Company believes that the adoption of FSP 13-1 will not have a material impact the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.  SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133.  SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company believes that the adoption of SFAS No. 155 will not have a material impact the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment to FASB Statement No. 140.  Once effective, SFAS No. 156 will require entities to recognize a servicing asset or liability each time they undertake an obligation to service a financial asset by entering into a servicing contract in certain situations.  This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits a choice of either the amortization or fair value measurement method for subsequent measurement.  The effective date of this statement is for annual periods beginning after September 15, 2006, with earlier adoption permitted as of the beginning of an entity’s fiscal year provided the entity has not issued any financial statements for that year.  The Company does not believe that it will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48.  The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption.  The Company believes that the adoption of FIN No. 48 will not have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FSP No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.  FSP No. FAS 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs.  The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes.  FSP No. FAS 13-2 is effective for fiscal years beginning after December 15, 2006.  The Company believes that the adoption of FSP No. FAS 13-2 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted.  The Company believes that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan — an amendment of FASB Statement No. 87, 88, 106 and 132(R).  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  The Company believes that the adoption of SFAS No. 158 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities.  FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method for accounting for major maintenance activities and confirms the acceptable methods of accounting for planned major maintenance activities.  FSP No. AUG AIR-1 is effective the first fiscal year beginning after December 15, 2006.  The Company believes that the adoption of FSP No. AUG AIR-1 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“ SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The Company will adopt the provisions of SAB 108 beginning in fiscal 2007. The adoption of SAB 108is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

Index to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of September 30, 2006 and 2005

Consolidated Statements of Operations for the years ended September 30, 2006, 2005, and 2004, and for the period from June 9, 2003 (date of inception) to September 30, 2006

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2006, 2005, 2004 and for the period from June 9, 2003 (date of inception) to September 30, 2006

Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005, 2004, and for the period from June 9, 2003 (date of inception) to September 30, 2006

Notes to Consolidated Financial Statements

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, the management of our company concluded that our internal control over financial reporting was effective as of September 30, 2006.

The assessment by the management of our company of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report that follows.

/s/ J. CHRIS BOSWELL
Senior Vice President and
Chief Financial Officer

/s/ Jim B. Terry
President and
Chief Executive Officer

Houston, Texas
December 14, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Particle Drilling Technologies, Inc.

Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing on page 24, that Particle Drilling Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Particle Drilling Technologies, Inc. and subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Particle Drilling Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Particle Drilling Technologies, Inc. and subsidiaries as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2006, and for the period from June 9, 2003 (date of inception) to September 30, 2006 and our report dated December 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY, LLP

Houston, Texas
December 14, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Particle Drilling Technologies, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Particle Drilling Technologies, Inc. (a development stage company) as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2006, and for the period from June 9, 2003 (date of inception) to September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The cumulative statements of operations, stockholders’ equity, and cash flows for the period June 9, 2003 (date of inception) to September 30, 2005 include amounts for the period from June 9, 2003 (date of inception) to September 30, 2003 and for each of the years in the two year period ending September 30, 2005 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period June 9, 2003 through September 30, 2005 is based solely on the report of other auditors. The report of the other auditors includes an explanatory paragraph which states that the financial statements as of and for the year ended September 30, 2005 and cumulative amounts since inception to September 30, 2005 have been restated.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Particle Drilling Technologies, Inc. as of September 30, 2006, and the consolidated results of their operations and their cash flows for the year ended September 30, 2006,  and for the periods from June 9, 2003 (date of inception) to September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY, LLP

Houston, Texas
December 14, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Particle Drilling Technologies, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Particle Drilling Technologies, Inc. (a development stage company) as of September 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2005 and 2004, and for the period June 9, 2003 (date of inception) to September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Particle Drilling Technologies, Inc. as of September 30, 2005, and the consolidated results of their operations and their cash flows for the years ended September 30, 2005 and 2004, and for the periods from June 9, 2003 (date of inception) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

/s/ UHY Mann Frankfort Stein & Lipp CPAs, LLP

Houston, Texas
December 14, 2005, except for Note 2 as to which the date is February 14, 2006

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	September 30, 2005
		(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$2,291,586	$10,504,646
Short term investments	385,839	—
Accounts receivable - related party	—	42,330
Prepaid expenses	234,488	229,963

Total current assets	2,911,913	10,776,939

Property, plant & equipment, net	1,326,713	1,277,982

Intangibles, net	1,230,086	1,102,403

Other assets	14,650	391,089

Total assets	$5,483,362	$13,548,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$830,552	$1,056,733
Short-term notes payable	179,143	79,880
Current portion of long-term debt	19,270	11,597
Accrued liabilities	471,463	242,633

Total current liabilities	1,500,428	1,390,843

Long-term debt	15,305	9,463

Commitments and contingencies - See Note 13	—	—

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 28,013,291 shares issued and 25,010,205 shares outstanding at September 30, 2006, and 27,441,472 shares issued and 24,441,472 shares outstanding at September 30, 2005	28,014	27,441
Additional paid-in capital	25,239,221	23,218,868
Treasury stock at cost, 3,003,086 shares and 3,000,000 shares at September 30, 2006 and September 30, 2005, respectively	(1,511,817)	(1,500,000)
Deficit accumulated during the development stage	(19,787,789)	(9,598,202)

Total stockholders’ equity	3,967,629	12,148,107

Total liabilities and stockholders’ equity	$5,483,362	$13,548,413

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from June 9, 2003 (date of inception) to
	Year Ended September 30,			September 30,
	2006	2005	2004	2006
		(Restated)
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	5,964,438	2,802,155	621,752	9,427,971
General and administrative	4,581,604	3,182,313	2,683,024	10,950,099

Total operating expenses	10,546,042	5,984,468	3,304,776	20,378,070

Loss from operations	(10,546,042)	(5,984,468)	(3,304,776)	(20,378,070)

Other income (expenses)
Interest income	260,914	209,305	—	470,219
Rental income - related party	46,565	27,162	—	73,727
Gain on debt extinguishment	—	35,283	—	35,283
Other	55,614	—	—	55,614
Interest expense	(6,638)	(11,700)	(26,224)	(44,562)

Total other income (expenses)	356,455	260,050	(26,224)	590,281

Net loss	$(10,189,587)	$(5,724,418)	$(3,331,000)	$(19,787,789)

Net loss per common share, basic and diluted	$(0.42)	$(0.26)	$(0.25)	$(1.05)

Weighted average number of common shares outstanding — basic and diluted	24,520,619	22,150,365	13,364,183	18,841,589

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from June 9, 2003 (date of inception)

to September 30, 2006

						Deficit
						Accumulated	Total
					Additional	During	Stockholders’
	Common Stock		Treasury Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Retroactive restatement of stockholders’ equity prior to merger for recapitalization	1,550,000	$1,550	—	$—	$(1,550)	$—	$—
Common stock issued to founders at $0.001 per share in June 2003	9,000,000	9,000	—	—	—	—	9,000
Common stock issued in private placement for cash at $2.00 per share from June 2003 to September 2003, less offering expense of $436,096	504,500	505	—	—	572,399	—	572,904
Common stock issued for services provided at $2.00 per share in July 2003	15,000	15	—	—	29,985	—	30,000
Net loss	—	—	—	—	—	(542,784)	(542,784)
Balance, September 30, 2003	11,069,500	11,070	—	—	600,834	(542,784)	69,120
Common stock issued in private placement for cash at $2.00 per share from October 2003 to February 2004, less offering expense of $166,322	196,800	197	—	—	227,080	—	227,277
Common stock issued for services provided at $2.00 per share in October 2003	27,000	27	—	—	53,973	—	54,000
Common stock issued for cash at $2.00 per share from October 2003 to March 2004	325,000	325	—	—	649,675	—	650,000
Common stock issued for cash at $1.82 per share in October 2003	2,750	2	—	—	4,998	—	5,000
Common stock issued in exchange for note payable at $2.00 per share in January 2004	25,000	25	—	—	49,975	—	50,000
Common stock issued for services provided at $2.00 per share in January 2004	12,000	12	—	—	23,988	—	24,000
Common stock issued for cash at $0.72 per share in March 2004	69,508	70	—	—	49,930	—	50,000
Common stock issued for cash at $0.97 per share in March 2004	15,480	15	—	—	14,985	—	15,000
Common stock issued for cash at $0.75 per share in March 2004	35,000	35	—	—	26,215	—	26,250
Common stock issued for services provided at $2.00 per share in March 2004	70,000	70	—	—	139,930	—	140,000
Common stock issued for services provided at $2.00 per share in March 2004	75,000	75	—	—	149,925	—	150,000
Common stock issued for cash at $0.74 per share in April 2004	23,500	23	—	—	17,477	—	17,500
Common stock issued in exchange of accounts payable at $0.12 per share upon exercise of warrants in April 2004	50,000	50	—	—	6,850	—	6,900
Common stock issued for cash at $0.12 per share upon exercise of warrants from April 2004 to June 2004	113,909	114	—	—	15,605	—	15,719
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in June 2004	200,000	200	—	—	32,062	—	32,262
Common stock issued in connection with advisory agreement at $0.12 per share in June 2004	5,000,000	5,000	—	—	595,000	—	600,000
Common stock issued at $1.50 per share upon conversion of note payable in June 2004, less offering expense	410,000	410	—	—	553,090	—	553,500
Common stock issued in private placement for cash at $2.00 per share from July 2004 to September 2004, less offering expense	375,000	375	—	—	717,125	—	717,500
Fair value of common stock warrants issued for services	—	—	—	—	2,880	—	2,880
Stock-based employee compensation	—	—	—	—	42,551	—	42,551
Net loss	—	—	—	—	—	(3,331,000)	(3,331,000)
Balance, September 30, 2004	18,095,447	18,095	—	—	3,974,148	(3,873,784)	118,459
Common stock issued in private placement for cash at $2.00 per share from October 2004 to February 2005, less offering expense	850,000	850	—	—	1,581,585	—	1,582,435
Common stock issued for services provided at $1.75 per share in October 2004	10,000	10	—	—	17,490	—	17,500
Common stock issued upon cashless exercise of warrants at $0.12 per share in December 2004	9,314	10	—	—	(10)	—	—
Common stock issued for cash at $0.01 per share upon exercise of warrants in December 2004	33,333	33	—	—	302	—	335
Common stock cancelled at $0.12 per share in January 2005	(700,000)	(700)	—	—	(83,300)	—	(84,000)
Common stock cancelled at $0.001 per share in January 2005	(50,000)	(50)	—	—	50	—	—
Common stock issued in private placement for cash at $2.00 per share in February 2005, less offering expense	9,000,000	9,000	—	—	14,605,332	—	14,614,332
Repurchase of common stock at $0.50 per share in February 2005	—	—	(3,000,000)	(1,500,000)	—	—	(1,500,000)
Restricted stock issued to employees at $4.90 per share in May 2005	140,000	140	—	—	(140)	—	—
Restricted stock issued to employees at $5.45 per share in May 2005	5,000	5	—	—	(5)	—	—
Common stock issued upon cashless exercise of warrants at $0.12 per share in August 2005	48,378	48	—	—	(48)	—	—
Fair value of common stock warrants issued for services	—	—	—	—	2,508,564		2,508,564
Stock-based employee compensation	—	—	—	—	614,900		614,900
Net loss	—	—	—	—	—	(5,724,418)	(5,724,418)
Balance, September 30, 2005	27,441,472	$27,441	(3,000,000)	$(1,500,000)	$23,218,868	$(9,598,202)	$12,148,107
Comon stock issued for cash at $0.12 per share upon exercise of employee stock options in January 2006	53,750	54			6,396		6,450
Common stock issued upon cashless exercise of warrants at $2.00 per share in February 2006	9,721	10			(10)
Restricted stock issued to employee at $6.73 per share in January 2006	150,000	150			(150)
Common stock issued upon cashless exercise of warrants at $2.00 per share in February 2006	176,458	176			(176)
Restricted stock issued to employee at $5.87 per share in February 2006	20,000	20			(20)
Common stock issued upon cashless exercise of warrants at $2.00 per share in March 2006	66,000	66			(66)
Repurchase of common stock at $3.85 per share in June 2006			(3,086)	(11,817)			(11,817)
Restriced stock issued to employee at $5.73 per share in June 2006	12,500	13			(13)
Restriced stock issued to employee at $3.40 per share in June 2006	5,000	5			(5)
Restriced stock issued to employee at $3.40 per share in June 2006	10,000	10			(10)
Restriced stock issued to employee at $3.40 per share in June 2006	5,000	5			(5)
Restriced stock issued to employee at $3.40 per share in June 2006	5,000	5			(5)
Restriced stock issued to employee at $3.40 per share in June 2006	5,000	5			(5)
Common stock issued upon cashless exercise of warrants at $2.00 per share in April 2006	29,390	29			(29)
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in July 2006	14,500	15			(15)
Restriced stock issued to employee at $3.51 per share in July 2006	7,500	8			(8)
Common stock issued upon exercise of warrants at $2.00 per share in August 2006	2,000	2			(2)
Stock-based employee compensation	—	—	—	—	2,014,476		2,014,476
Net loss	—	—	—	—	—	(10,189,587)	(10,189,587)
Balance, September 30, 2006	28,013,291	$28,014	(3,003,086)	$(1,511,817)	$25,239,221	$(19,787,789)	$3,967,629

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from June 9, 2003 (date of inception) to
	Year Ended September 30,			September 30,
	2006	2005	2004	2006
		(Restated)
Cash flows from operating activities:
Net loss	$(10,189,587)	$(5,724,418)	$(3,331,000)	$(19,787,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	(35,283)	—	(35,283)
Other	(54,103)	—	—	(54,103)
Depreciation and amortization expense	688,185	391,467	147,409	1,227,062
Short-term note issued for services	—	—	44,000	44,000
Common stock issued for services	—	(66,500)	968,000	931,500
Warrants issued for services	—	57,999	5,830	63,829
Stock-based employee compensation	2,014,476	614,900	50,814	2,680,190
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable — related party	—	(42,330)	—	(42,330)
(Increase) Decrease in prepaid expenses	249,460	(68,428)	(49,545)	131,487
Decrease in other current assets	—	—	7,500	—
Increase (Decrease) in accounts payable	(226,181)	221,329	362,527	490,614
Increase in accrued liabilities	325,627	26,080	79,774	568,260

Net cash used in operating activities	(7,192,123)	(4,625,184)	(1,714,691)	(13,782,564)

Cash flows from investing activities:
Payments to purchase property and equipment	(636,930)	(1,167,134)	(16,555)	(1,820,619)
Proceeds from sale of property and equipment	—	—	20,957	20,957
Payments to purchase intangibles	(178,170)	(170,281)	(185,468)	(608,614)
Payments to purchase other assets	(28,415)	(385,839)	(5,250)	(419,504)
Payments issued for note receivable	—	—	(24,447)	(300,783)
Payments issued for note receivable — related party	—	—	(56,783)	(56,783)

Net cash used in investing activities	(843,515)	(1,723,254)	(267,546)	(3,185,346)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,089	18,647,666	1,746,196	20,981,855
Repurchase of common stock	(11,817)	(1,500,000)	—	(1,511,817)
Proceeds from issuance of convertible notes	—	—	553,500	553,500
Repayments of notes payable	(171,694)	(314,945)	(277,403)	(764,042)
Proceeds from borrowings under loan agreements — related parties	—	—	—	23,195
Repayment of borrowings under loan agreements — related parties	—	—	(23,195)	(23,195)

Net cash provided (used in) by financing activities	(177,422)	16,832,721	1,999,098	19,259,496

Net increase (decrease) in cash and cash equivalents	(8,213,060)	10,484,283	16,861	2,291,586

Cash and cash equivalents — beginning of period	10,504,646	20,363	3,502	—
Cash and cash equivalents - end of period	$2,291,586	$10,504,646	$20,363	$2,291,586

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,339	$14,004	$24,697	$51,040

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$253,985	$51,000	$60,990	$365,975
Common stock issued as consideration for account payable	—	—	6,000	6,000
Common stock issued as consideration for note payable	—	—	50,000	50,000
Related party note receivable exchanged for property and equipment	—	—	56,783	56,783
Note payable converted into common stock	—	—	553,500	553,500
Property and equipment acquired with assumed liabilities	—	—	479,610	479,610
Intangibles acquired with assumed liabilities	—	—	757,792	757,792
Property and equipment acquired with note payable	30,487	—	—	30,487
Short-term investment reclassified from other assets	385,839	—	—	385,839
Property and equipment reclassified from other assets	19,015	—	—	19,015

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

Particle Drilling Technologies, Inc. (“PDTI”or the “Company”) is a Nevada corporation, formerly named MedXLink, Corp. (“MXLK”).  On January 14, 2005, Particle Drilling Technologies, Inc., a Delaware corporation (“PDTI-DE”) merged with a subsidiary of MXLK in a stock-for-stock transaction as a result of a merger and plan of reorganization agreement between MXLK and PDTI-DE.  Pursuant to the above merger, MXLK assumed PDTI-DE’s operations and business plan and changed its name to Particle Drilling Technologies, Inc.

PDTI is a development stage company engaged in the development of a proprietary drilling system (“Particle Impact Drilling” or “PID”).  The PID technology is designed to increase the rate-of-penetration in the drilling process, particularly in hard rock drilling environments.  PDTI intends to develop and exploit this technology by commercializing the PID system in the oil and gas industry.

PDTI is devoting substantially all of its efforts to product development, commercializing the technology and recruiting personnel. PDTI has substantially funded its operations with proceeds from the issuance of common stock.  In the course of the development activities, PDTI has sustained operating losses and expects such losses to continue into fiscal 2007.  PDTI will finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and through the generation of revenues if commercial operations get underway.  However, the Company has yet to generate any revenues, and has no assurance of future revenues.  To management’s knowledge, no company has yet marketed a salable product using the technology that is being developed by the Company.  Even if marketing efforts are successful, substantial time may pass before revenues are realized.  In management’s opinion, based on available cash and cash equivalents on hand, PDTI has sufficient liquidity to meet its working capital and capital expenditure requirements for at least the next twelve months.

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

Intangible Assets

An intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) is initially recognized and measured based on its fair value.  The costs of a group of assets acquired in a transaction other than a business combination are allocated to the individual assets acquired based on their relative fair values and are not considered goodwill.  The cost is measured based on the fair value of the consideration given or the fair value of the net assets acquired, whichever is more reliably measurable.  Intangible assets are amortized on a straight-line basis over the best estimate of their useful lives.  The amortization period and amortization method are reviewed annually at each fiscal year-end.  Additional patent and application costs are capitalized, and amortized over their useful lives once the patents are issued.

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

Net Loss Per Share

The Company has presented basic and diluted net loss per share pursuant SFAS No. 128, Earnings Per Share.  In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants.  Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive.  Potentially dilutive securities for the years ended September 30, 2006, 2005 and 2004 that have been excluded are $1,276,624, $991,711 and $98,771, respectively.

The following is the calculation of basic and diluted weighted average shares outstanding and net loss per share for each of the years and periods ending September 30:

				Period from
				June 9, 2003
				(date of
	Year Ended September 30,			inception) to
				September 30,
	2006	2005	2004	2006
		(Restated)
Net loss (numerator):
Net loss — basic and diluted	$(10,189,587)	$(5,724,418)	$(3,331,000)	$(19,787,789)

Weighted average shares (denominator):
Weighted average shares — basic and diluted	24,520,619	22,150,365	13,364,183	18,841,589

Net loss per share:
Basic and diluted	$(0.42)	$(0.26)	$(0.25)	$(1.05)

Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred During a Construction Period, to address the accounting for rental costs associated with operating leases that are incurred during a construction period.  FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  FSP 13-1 is effective in fiscal years beginning after December 31, 2005.  The Company believes that the adoption of FSP 13-1 will not have a material impact the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.  SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133.  SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company believes that the adoption of SFAS No. 155 will not have a material impact the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — An Amendment to FASB Statement No. 140.  Once effective, SFAS No. 156 will require entities to recognize a servicing asset or liability each time they undertake an obligation to service a financial asset by entering into a servicing contract in certain situations.  This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits a choice of either the amortization or fair value measurement method for subsequent measurement.  The effective date of this statement is for annual periods beginning after September 15, 2006, with earlier adoption permitted as of the beginning of an entity’s fiscal year provided the entity has not issued any financial statements for that year.  The Company does not believe that it will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48.  The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption.  The Company believes that the adoption of FIN No. 48 will not have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FSP No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.  FSP No. FAS 13-2 requires that changes in the projected timing of income tax cash flows generated by a leveraged lease transaction be recognized as a gain or loss in the year in which change occurs.  The pretax gain or loss is required to be included in the same line item in which the leveraged lease income is recognized, with the tax effect being included in the provision for income taxes.  FSP No. FAS 13-2 is effective for fiscal years beginning after December 15, 2006.  The Company believes that the adoption of FSP No. FAS 13-2 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted.  The Company believes that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan — an amendment of FASB Statement No. 87, 88, 106 and 132(R).  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  The Company believes that the adoption of SFAS No. 158 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities.  FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method for accounting for major maintenance activities and confirms the acceptable methods of accounting for planned major maintenance activities.  FSP No. AUG AIR-1 is effective the first fiscal year beginning after December 15, 2006.  The Company believes that the adoption of FSP No. AUG AIR-1 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“ SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The Company will adopt the provisions of SAB 108 beginning in fiscal 2007. The adoption of SAB 108is not expected to have a material impact on the Company’s Consolidated Financial Statements.

4.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at September 30:

	2006	2005

Office furniture and equipment	$227,372	$200,360
Machines and equipment	1,869,586	1,530,665

Total cost of property and equipment	2,096,958	1,731,025

Construction in Progress	320,499	—

Less: accumulated depreciation	(1,090,744)	(453,043)

Total property and equipment, net	$1,326,713	$1,277,982

For the years ended September 30, 2006, 2005 and 2004, depreciation expense totaled $637,701, $340,977 and $112,066, respectively.

5.  INTANGIBLE ASSETS

The following is a summary of intangibles, at cost less accumulated amortization, at September 30:

	2006	2005

Intangibles, at cost	$1,366,403	$1,188,236
Less: accumulated amortization	(136,317)	(85,833)

Total intangibles, net	$1,230,086	$1,102,403

During fiscal years 2006 and 2005, the Company incurred direct cost of $178,163 and $170,281, respectively, for patents filed but not issued.

The estimated amortization expense for each of the five succeeding years following September 30, 2006 is $50,000.

For the years ended September 30, 2006, 2005 and 2004, amortization expense totaled $50,484, $50,490 and $35,343, respectively.

6.  SHORT-TERM NOTES

The following is a table of PDTI’s short-term obligations at September 30:

	2006	2005

Short-term note at 6.13% interest, unsecured with monthly principal and interest payments of $26,117	179,143	—

Short-term note at prime plus 2% interest, unsecured with monthly principal payments of $5,000 plus interest	—	40,000

Short-term note at 6.5% interest, unsecured with monthly principal and interest payments of $5,821	—	39,880

Total short-term notes payable	$179,143	$79,880

7.  ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30:

	2006	2005

Payroll and related expenses	$352,592	$4,449
General and administrative	—	21,846
Rent	—	57,450
Professional fees	26,907	2,154
Audit fees	8,624	112,000
Research and development expense	67,476	33,243
Accrued capital costs	15,864	11,491

Total accrued liabilities	$471,463	$242,633

8.  LONG-TERM DEBT

Long-term debt consists of the following at September 30:

	2006	2005

Note payable to a bank in monthly installments of $974, including interest at 6.25%, due in July 2007, secured by a vehicle	$9,473	$21,060

Note payable to a bank in monthly installments of $954, including interest at 7.90%, due in February 2009, secured by a vehicle	25,102	—

Less: current portion	(19,270)	(11,597)

Total long-term debt	$15,305	$9,463

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

At September 30, 2006 and 2005, the Company had 25,010,205 and 24,441,472 shares of common stock outstanding, respectively.  Common stock reserved for issuance consists of the following at September 30:

	2006	2005

Exercise of stock options	4,267,000	3,915,000
Exercise of warrants	1,265,141	1,678,000
Future grants of stock options and restricted stock	599,250	1,230,000

Total common stock reserved for issuance	6,131,391	6,823,000

10.  TREASURY STOCK

In June 2006, the Board of Directors authorized the repurchase of 3,086 shares of the Company’s common stock at $3.83 per share from Thomas Hardisty, PDTI’s Vice President and Director of Business Development.  As of the year ended 2006 and 2005, the Company had a treasury stock balance of $1,511,817 and $1,500,000 respectively.

During the year ended September 30, 2006, we made the following repurchases of shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2005 to September 30, 2006(1)	3,086	$3.83	—	—

Total	3,086		—	—

(1)             Shares were purchased from an officer of the Company to pay for taxes that arose as a result of the partial vesting of previously issued shares of restricted stock.

11.  STOCK OPTIONS AND WARRANTS

Stock Options

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan provides the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of PDTI.  Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock.  As of September 30, 2006, the Company had 488,000 shares of common stock available for issuance pursuant to awards under the 2005 Plan.  Under the 2005 Plan, the exercise price of each option equals the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”).  The 2004 Plan provides the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2004 Plan allow for the issuance of up to 3,500,000 shares of common stock pursuant to awards under this plan.  As of September 30, 2006, the Company had 111,250 awards available for grant under the 2004 Plan. Under the 2004 Plan, the exercise price of each option equals the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan for the years ended September 20, 2006 and 2005 was $2,014,476 and $614,900, respectively.  Stock-based employee compensation expense for awards issued under the 2004 Plan and the 2005 Plan since inception (June 9, 2003) to September 30, 2006 was $2,680,551.

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

Summarized Information for Stock Options and Warrants

The following is a summary of all stock option and warrant activity for fiscal years 2006 and 2005:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2004	2,655,000	$0.12	160,000	$0.12

Granted	1,270,000	3.60	1,611,333	1.97
Exercised	—	—	(91,025)	0.08
Forfeited	(10,000)	4.90	(2,308)	0.12

Outstanding at September 30, 2005	3,915,000	$1.24	1,678,000	$1.90

Granted	616,500	4.81	—	—
Exercised	(68,750)	0.12	(412,859)	1.85
Forfeited	(195,750)	3.86	—	—

Outstanding at September 30, 2006	4,267,000	$1.66	1,265,141	$1.91

Exercisable at September 30, 2006	2,980,000	$0.79	1,265,141	$1.91

The weighted average fair value of an option to purchase one share of common stock granted during fiscal years 2006 and 2005 was $3.49 and $2.37, respectively.  The fair value of each stock option and warrant granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Weighted Average Assumption for Options Granted		Weighted Average Assumption for Warrants Granted
	2006	2005	2006	2005

Risk-free interest rate	4.4%	4.0%	N/A	3.9%

Expected volatility	75.0%	40.4%	N/A	69.8%

Dividend yield	None	None	N/A	None

Expected life	9.3 years	7.8 years	N/A	9.6 years

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price

$0.12 to $1.75	3,110,000	7.6 years	$0.44	2,747,500	$0.44
$4.50 to $6.73	1,157,000	9.0 years	$4.89	232,500	4.90
	4,267,000	8.0 years	$1.66	2,980,000	$0.79

The following table summarizes information about warrants outstanding and exercisable at September 30, 2006:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number of Shares Underlying Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price

$0.12 to $3.00	1,265,141	7.8 years	$1.91	1,265,141	$1.91

The following table presents information about stock options and warrants granted during the year where the exercise price of some stock options and warrants differed from the market price of the Company’s stock on the grant date:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price

Year ended September 30, 2006
Exercise price equals market value	616,500	$4.89	—	$—
Exercise price greater than market value	—	—	—	—
Exercise price less than market value	—	—	—	—

	616,500	$4.89	—	$—

Year ended September 30, 2005
Exercise price equals market value	1,270,000	$3.60	1,565,500	$2.00
Exercise price greater than market value	—	—	12,500	3.00
Exercise price less than market value	—	—	33,333	0.01

	1,270,000	$3.60	1,611,333	$1.97

12.  INCOME TAXES

For the period ended September 30, 2006, there were permanent and temporary differences of approximately $100,000 and $1,008,000, respectively, which decreased the tax loss for the current year.

At September 30, 2006, the Company has cumulative net operating loss carryforwards of approximately $18,567,696 which expire in years 2007 through 2025.  No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time.  Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2006, have been offset by valuation reserves of the same amount.  The valuation allowance increased $3,430,454 from September 30, 2005 to September 30, 2006.

Deferred tax assets consisted of the following at September 30:

	2006	2005
		(Restated)
Deferred tax asset:
Net operating loss carryforward	$6,313,017	$3,225,244
Intangibles	31,296	31,296
Stock warrants exercised	834,807	834,807
Stock-based compensation	817,109	190,401
Deferred tax liability:
Stock Warrants	(203,351)	—
Intangibles	(201,212)	(55,002)
Property and equipment	(39,382)	(104,916)

Deferred tax asset	7,552,284	4,121,830

Valuation allowance	(7,552,284)	(4,121,830)

Net deferred tax asset	$—	$—

Due to the losses that have occurred since the Company’s inception, no statutory rate reconciliation of the Company’s tax rate is disclosed nor discussed within this footnote.

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rent expense with respect to our lease commitments for the year ended September 30, 2006 was $135,240.  The Company is obligated under non-cancellable operating leases for PDTI’s office space and commercial operating facility in Houston, Texas.  Future minimum payments required under these leases as of September 30, 2006 are as follows:

Year Ending September 30:
2007	$135,240
2008	—
2009	—
2010	—
2011	—

Total minimum lease payments	$135,240

Royalty Agreements

In January 2004, PDTI entered into a Royalty Agreement with PSI whereby PDTI will be required to pay PSI a royalty on a quarterly basis equal to 18% of the earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid.  PDTI also entered into a Royalty Agreement in January 2004 with PSIL whereby PDTI will be required to pay PSIL a royalty on a quarterly basis equal to 2% of EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid.  In addition, PDTI will be required to pay CCORE, PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of PDTI’s quarterly gross revenue derived from the use of the PID technology.  PDTI has no revenues or EBITDA; therefore no royalties have been paid or accrued as of September 30, 2006.

Capital Commitments

The Company placed a down payment on a new frac pump in fiscal 2006 in the amount of $320,499.  The remaining balance of approximately $930,000 is expected to be paid in fiscal 2007.

Litigation

The Company may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.  The Company regularly analyzes current information and, as necesay, provides accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management and legal counsel, as of September 30, 2006, there were no threatened or pending legal matters that would have a material impact on the Company's results of operations, financial position or cash flows.

14.  SUBSEQUENT EVENTS

On October 19, 2006, the Company completed the sale of 5.0 million shares of its common stock to institutional and other accredited investors at $2.35 per share. The Company received gross proceeds of $11.75 million, which we intend to use to manufacture additional PID Systems, to hire and train qualified personnel, to fund the development of a new particle injection system, to fund additional research and development, for general corporate purposes and for expenses associated with the offering.

In addition, the investors received warrants to purchase 1.5 million shares of the Company’s common stock with an exercise price of $3.25 per share. The warrants will be exercisable commencing on April 22, 2007 and will expire on October 19, 2011. The Company has valued these warrants at $2,835,000 using the black-scholes option pricing model and this amount will be charged to shareholders equity in the first quarter of fiscal 2007.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARIZED QUARTERLY FINANCIAL DATA

(Unaudited)

	Fiscal 2006 Quarter Ended
	December 31	March 31	June 30	September 30	Year

Year ended September 30, 2006:
Revenues	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—
Loss from operations	(2,276,447)	(2,829,316)	(2,893,742)	(2,546,537)	(10,546,042)
Net loss	(2,167,983)	(2,676,907)	(2,830,545)	(2,514,152)	(10,189,587)
Net loss per share - basic and diluted	$(0.09)	$(0.11)	$(0.11)	$(0.11)	$(0.42)

	Fiscal 2005 Quarter Ended
	December 31	March 31	June 30	September 30	Year
			(Restated)	(Restated)	(Restated)
Year ended September 30, 2005:
Revenues	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—
Loss from operations	(876,193)	(1,228,197)	(1,715,917)	(2,164,161)	(5,984,468)
Net loss	(882,745)	(1,159,730)	(1,631,673)	(2,050,270)	(5,724,418)
Net loss per share - basic and diluted	$(0.05)	$(0.05)	$(0.07)	$(0.09)	$(0.26)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and principal financial officers, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None Applicable

PART III

Item 10.   Directors and Executive Officers of the Registrant

The following table shows information regarding our directors and executive officers. All of the persons named below other than Mr. Weyel became officers and directors of our company in January 2005, following our acquisition of PDTI.  Mr. Weyel became a director of our company in May 2005.

Name	Age	Position with PDTI

Ken R. LeSuer	70	Chairman of the Board and Director
Jim B. Terry	53	President, Chief Executive Officer and Director
J. Chris Boswell	45	Senior Vice President, Chief Financial Officer and Treasurer
Thomas E. Hardisty	45	Senior Vice President of Corporate Development and Secretary
Gordon Tibbitts	59	Vice President of Technology
John D. Schiller, Jr.	47	Director
Michael S. Mathews	66	Director
Hugh A. Menown	48	Director
Steve A. Weyel	52	Director

Ken R. LeSuer  was elected Chairman of PDTI in December 2004 after serving as Vice Chairman of PDTI since June 2004. Mr. LeSuer retired in 1999 as Vice Chairman of Halliburton Company. Since his retirement from Halliburton in 1999, Mr. LeSuer has been a private investor. Prior to becoming the Vice Chairman of Halliburton in May 1997, Mr. LeSuer served as both the President and CEO of Halliburton Energy Services from March 1994 to September 1996 and as President and CEO of Halliburton Energy Group from September 1996 to May 1997. He also served as President and CEO of three Halliburton units during his tenure. Mr. LeSuer began his career with Halliburton as an engineer-in-training in 1959. From 1965 through 1982, he served in managerial positions in Asia Pacific and Europe/Africa and was serving as vice president of Europe/Africa before returning to Duncan, Oklahoma to assume the position of vice president of International Operations in 1982.

Mr. LeSuer is a member of the Texas A&M University Petroleum Engineering Industry Board, as well as the TAMU Dwight Look College of Engineering External Advisory and Development Council. He has served as Vice President Services Division of the International Association of Drilling Contractors, and is or at one time was a member of numerous petroleum and geological engineering societies, including the Society of Petroleum Engineers, the American Petroleum Institute, the National Ocean Industries Association, and the Petroleum Equipment Suppliers Association. Mr. LeSuer received his bachelor’s degree in petroleum engineering from Texas A&M University in 1959. Mr. LeSuer is also a director of Horizon Offshore, Inc. (NNM: HOFF).

Jim B. Terry  has served as our President and Chief Executive Officer since January 23, 2006. From January 2003 until September 2005, Mr. Terry served as Vice President, Drilling Services for Weatherford International, one of the largest global providers of innovative mechanical solutions, technology and services for the drilling and production sectors of the oil and gas industry, where he led the effort to consolidate, develop and improve the performance of well construction products and services by strategically aligning synergistic product lines in order to improve both their financial and operational performance. His duties at Weatherford included responsibility for all phases of new product and service development from inception through commercialization, which in some cases included securing project funding from customers. From September 2005 to January 2006, Mr. Terry served as a consultant to the oil and gas drilling services industry.

From March 1994 until January 2003, Mr. Terry was employed by Halliburton Company, the last three of those years as Director—Advanced Well Construction Systems where he was the lead inventor of a step change advanced well construction system. During this time, he was responsible for all phases of this project which included research and development, engineering, prototyping, field trials and commercialization. During his first six years at Halliburton, he served in various management capacities ranging from new product introduction to regional operations management. During this time he was responsible for, among other things, much of Halliburton’s consolidation effort following its acquisition of Smith International’s Drilling Services Division.

Prior to joining Halliburton in March 1994, Mr. Terry served as Regional Vice President for Smith International in Singapore. He was responsible for all of Smith’s activities in the Asia Pacific, Middle East and East Africa regions.

Mr. Terry began his career at Eastman Whipstock, which was acquired by Baker Hughes in 1990. Following Baker Hughes’ acquisition of Eastman Whipstock in 1990, Mr. Terry joined Smith International.

Mr. Terry graduated in 1978 from San Francisco State University with a BA in Business and is a member of the Society of Petroleum Engineers.

J. Chris Boswell  has served as Senior Vice President and Chief Financial Officer of PDTI since June 2004. Mr. Boswell had previously served as Director and Senior Vice President and Chief Financial Officer of Particle Drilling, Inc. from August 2003 until it was merged into PDTI in June 2004. He also served as a Director of PDTI from June 2004 until March 2006. From October 2002 until August 2003, Mr. Boswell was a private investor. Mr. Boswell has over 20 years of experience in financial management focused in the energy industry and began his career as a Certified Public Accountant at Arthur Andersen & Co. and later served in management positions with Price Waterhouse in Houston, Texas. He served as Senior Vice President and Chief Financial Officer of Petroleum Geo-Services ASA (“PGS”) from December 1995 until October 2002. PGS grew from a small enterprise in 1994 when Mr. Boswell joined the company to a $1 billion annual revenue enterprise with a peak enterprise value of $6 billion. Subsequent to Mr. Boswell’s departure and following a change of control within PGS, the new management of PGS filed for bankruptcy protection in July 2003 in order to restructure PGS’s debt portfolio. The restructuring was successfully completed and PGS emerged from bankruptcy in October 2003. In all, during his tenure as CFO at PGS, Mr. Boswell directed financings for over $3 billion of capital expenditures to facilitate PGS’ growth. Additionally during 1995, Mr. Boswell and other senior executives at PGS developed the concept to create a unique oil and gas company using a non-exclusive license in PGS’ seismic data library as seed capital. This company became Spinnaker Exploration company (NYSE: SKE), which was recently sold to Norsk Hydro ASA (NYSE:NHY) for approximately $2.45 billion. Mr. Boswell is a 1984 graduate of the University of Texas at Austin.

Thomas E. Hardisty has served as Senior Vice President, Corporate Development of PDTI since June 2004. Mr. Hardisty had previously served as Director and Senior Vice President, Corporate Development of Particle Drilling, Inc. from June 2003 until it was merged into PDTI in June 2004. He also served as a Director of PDTI from June 2004 until March 2006. Mr. Hardisty has over 21 years of experience in the oil and gas industry, primarily in the area of land management, contracts and corporate development, and is co-founder of the company. From January 2001 until June 2003, Mr. Hardisty was Vice President, Land of Shoreline Partners LLC, an independent exploration company and from January 2000 until January 2001, Vice President, Land of Benz Resources LLC, a consulting firm charged with managing certain exploration properties acquired by Harken Energy Corporation. From May 1999 until January 2000, Mr. Hardisty was a Land Manager for Texstar Energy Inc. responsible for divesting certain of the company’s exploration projects in the Texas Gulf Coast and Mississippi areas. From 1994 until May 1999, Mr. Hardisty was Division Landman for PetroCorp Inc. responsible for company land positions, contract negotiations and partner relations in exploration and development projects in PetroCorp’s Gulf Coast, Rockies and Canada Division. From 1984 until 1994, Mr. Hardisty was a land consultant and later Senior Project Manager for Roger A. Soape Inc. in Houston, Texas. Mr. Hardisty graduated from the University of Texas at Austin in 1984 with a BBA in Petroleum Land Management. He is a member of the American Association of Drilling Engineers (AADE), International Association of Drilling Contractors (IADC), the American Association of Professional Landmen (AAPL) and the Houston Association of Professional Landmen (HAPL). Mr. Hardisty formerly served as a Director of HAPL and is past Chairman of the HAPL Ethics Committee and past Chairman of HAPL Membership Committee.

Gordon Tibbitts  has served as Vice President of Technology of PDTI since June 2004, and served as Vice President of Technology of Particle Drilling, Inc. from June 2003 until it was merged into PDTI in June 2004. Prior to joining Particle Drilling, Inc., Mr. Tibbitts was Vice President of Technology for ProDril Services Inc. from October 2002 until June 2003. From April 2000 until October 2002, Mr. Tibbitts was an in-house engineering consultant on drilling and coring activities for TerraTek Drilling & Completions Research Laboratory. Mr. Tibbitts was employed from May 1999 until April 2000 by Pro Steel Inc as Chief Operating Officer. Prior to that time and for the majority of his career, Mr. Tibbitts worked for Hughes Christensen, one of the world’s largest makers of oil and gas drilling bits. While at Hughes Christensen, Mr. Tibbitts held the title of Director of Research and Development from 1987 until October 1998 and was responsible for managing and directing world-wide research, development, and technical support through research groups in Houston, Salt Lake City and Tulsa. He directed and managed the building of a world-class drilling research laboratory in Houston and a drilling operation in Oklahoma dedicated to field-testing and development of downhole tools. Mr. Tibbitts has over 30 years of experience in the upstream oil and gas industry, including 17 years in engineering, research, and development management. Mr. Tibbitts holds over 70 patents related to drilling, coring, and diamond cutting tools. His work has been published by the Society of Petroleum Engineers, International Association of Drilling Contractors, Society of Core Analysts, and the Journal of Petroleum Technology. Mr. Tibbitts graduated from the University of Utah with a Bachelors degree in Mechanical Engineering.

John D. Schiller, Jr.  has served as a Director of PDTI since June 2004. He served as interim President and Chief Executive Officer of PDTI from December 2004 to November 15, 2005. Mr. Schiller is currently Chairman and CEO of Energy XXI (Bermuda) Limited. Prior to his current job he was President and CEO of Energy XXI, Panama, a private E&P company involved in worldwide acquisition & exploitation of oil and gas properties. In addition, he is majority owner of The

Exploitation Company, LLP, a petroleum consulting firm established in October 2004 that provides assistance in locating and acquiring oil and gas properties. From December 2003 until June 2004, Mr. Schiller was a private investor. Mr. Schiller resigned from Devon Energy in December 2003 where he was Vice President, Exploration & Production with responsibility for Devon’s domestic & international activities. Before joining Devon Energy he was Executive Vice President, Exploration & Production for Ocean Energy, Inc. until Ocean was acquired by Devon in April 2003. While at Ocean, he was responsible for Ocean’s worldwide exploration, production and drilling activities.

Mr. Schiller joined Ocean Energy from Seagull Energy, where he served as Senior Vice President of Operations before the two companies merged in March of 1999. He joined Seagull Energy from Burlington Resources, where he served in a variety of operational and management positions over a period of 14 years, including Production Manager and Engineering Manager for the Gulf of Mexico Division. Prior to this assignment, he managed the corporate acquisition group for Burlington Resources.

Mr. Schiller began his career with Superior Oil in 1981. He spent five years as a staff engineer working properties in the Gulf of Mexico and south Louisiana.

Mr. Schiller graduated with honors from Texas A&M University with a Bachelor of Science in Petroleum Engineering and is a member of the Texas A&M Petroleum Engineering Industry Board. He is a member of the Society of Petroleum Engineers, Independent Petroleum Association of America, American Petroleum Institute, American Association of Drilling Engineers and the Houston Producers Forum.

Michael Mathews  has served as a Director of PDTI since June 2004. Mr. Mathews is managing director of Westgate Capital Co., a firm he founded in 1993 to identify and structure investment opportunities on behalf of private investors. Mr. Mathews served on the Board of Petroleum Geo-Services (PGS) from 1993 until September 2002. From 1998 to 2002, he served as Vice Chairman of PGS and held the position as Chairman of the Compensation Committee and was a member of the Audit Committee. From 1989 to 1992, Mr. Mathews served as managing director of Bradford Ventures Ltd., a private investment firm involved in equity investments, including acquisitions. Prior to 1989, he was president of DNC Capital Corporation and senior vice president and director of its parent, DNC America Banking Corp., the US subsidiary of Den Norske Credit Bank Group, where he directed merchant banking and investment activity in North America and founded and acted as senior advisor to Nordic Investors Limited, N.V., a private venture capital fund. Previously, Mr. Mathews was a Vice President in Corporate Finance at Smith Barney and prior to that he was an associate with the New York law firm of White & Case. Mr. Mathews received an A.B. from Princeton University in 1962 and received a J.D. from the University of Michigan Law School in 1965. Mr. Mathews is also a Director and serves on the Audit Committee and as Chairman of the Governance Committee of Interpool Inc. (NYSE: IPX), and Director and Vice Chairman of Apptix ASA (OSE: APP).

Hugh A. Menown  has served as a Director of PDTI since June 2004. Mr. Menown has over 25 years of experience in mergers & acquisitions, auditing and managerial finance, and is currently an independent consultant. From June 1999 through December 2005, Mr. Menown worked with Quanta Services, Inc. (“Quanta”) (NYSE: PWR) as a financial consultant. Mr. Menown performed due diligence on a number of Quanta’s acquisitions and has served as Chief Financial Officer for two of their operating companies, most recently North Houston Pole Line, L.P. located in Houston, Texas. Prior to serving as a financial consultant to Quanta, Mr. Menown was a Partner in the Houston office of PricewaterhouseCoopers, LLP where he led the Transaction Services Practice providing due diligence, mergers & acquisition advisory and strategic consulting to numerous clients in various industries. Mr. Menown also worked in the Business Assurance Practice providing audit and related services to clients. Mr. Menown is a Certified Public Accountant.

Steve A. Weyel  has served as a Director of PDTI since May 2005. Since July 2005, Mr. Weyel has served as President and Chief Operating Officer of Energy XXI (Bermuda) Limited. Previously, Mr. Weyel co-founded and was a principal, and President and Chief Operating Officer of EnerVen LLC, a privately-held company with strategic ventures in the energy industry. EnerVen’s businesses include the start-up of WesCo LLC, a gas compression services company, and EnerVen Compression Services, a joint venture company with Enogex Inc., an unregulated subsidiary of OGE Energy Corp. (NYSE: OGE), providing compression asset rentals. Mr. Weyel was a principal of EnerVen LLC commencing in 2001 and sold his membership interests in EnerVen in September 2005 and resigned as an officer and director of EnerVen at that time.

From 1999 until he co-founded EnerVen in 2001, Mr. Weyel was President of InterGen North America, a Shell—Bechtel joint venture in the gas and power business. While President of InterGen, Mr. Weyel was responsible for the acquisition and management of gas assets, including gas storage, mid-stream gas assets and over 15,000 miles of regulated pipelines, development of greenfield merchant power projects, and board-level oversight of InterGen’s equity ownership in Coral Marketing and Trading.

Mr. Weyel was employed by Dynegy Corporation (previously known as Natural Gas Clearinghouse and then NGC Corporation) from 1994 to 1999. While at Dynegy, he served in several senior executive leadership roles, including Senior Vice President—Power Development from 1998 to 1999. Mr. Weyel began his career with Baker Hughes in 1976 and rotated through a variety of assignments, including responsibility for Baker Production Service’s operations in North and South

America. In 1985 he formed a start-up technology and engineering driven oilfield services company, Resource Technology Corporation (“RTC”), evaluating oil and gas reserves around the world. RTC’s assets and ongoing operations were later sold to John Wood Group PLC in 1993.

Mr. Weyel is a 1976 graduate of Texas A&M University and received his MBA from the University of Texas at Austin in 1989.

Audit Committee.   Our Board of Directors has a separately-designated standing Audit Committee, which committee consists of Messrs. Menown, Mathews and Weyel. Mr. Menown serves as Chairman of the Audit Committee. The Board of Directors has made the following determinations related to the Audit Committee:

•       Messrs. Menown, Mathews and Weyel satisfy the independence requirements as defined by the NASDAQ rules and as set forth in Rule 10A-3 under the Securities Exchange Act of 1934.

•       Each member of the Audit Committee is “financially literate” as the Board of Directors, in its business judgment, interprets such qualification.

•       Mr. Menown qualifies as an “audit committee financial expert” based on the definition and additional expertise factors outlined by the Securities and Exchange Commission. Mr. Menown acquired the attributes to qualify as an “audit committee financial expert” through his experience as a Partner with PricewaterhouseCoopers LLP where he had extensive exposure to and obtained a working knowledge of generally accepted accounting principles and financial statements. Mr. Menown is also a Certified Public Accountant.

Our Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The Audit Committee operates pursuant to a written charter, which was adopted February 3, 2005 and amended on May 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership concerning the common stock with the Commission and to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2006 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2006, and any representations furnished to us that no Form 5 is required, we believe that all such forms required to be filed were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended September 30, 2006, except a late Form 4 filed by Mr. Prentis Tomlinson on February 27, 2006.  Mr. Tomlinson, who was a 10% shareholder of our company during the fiscal year ended September 30, 2006, engaged in a series of sales transactions pursuant to which he sold shares of common stock of our company in open market or private transactions on January 27, 2006, January 30, 2006, January 31, 2006, February 1, 2006, February 2, 2006, February 3, 2006 and February 6, 2006.  Each of these transactions should have been reported on a Form 4 before the end of the second business day following the day on which the transaction was executed.  Mr. Tomlinson did not file a Form 4 reporting these transactions until he filed a Form 4 on February 27, 2006 reporting all of these transactions.  As a result, Mr. Tomlinson did not timely file at least three reports on Form 4.

Code of Ethics

Our Board of Directors has adopted a code of ethics (we call it our “Code of Business Conduct and Ethics”) that governs the business conduct and ethics of our directors, all of our employees and our executive officers, including our chief executive officer, our chief financial officer and our chief accounting officer.  Our code of ethics has been posted on our company’s internet website at www.particledrilling.com.  In addition, we will provide a printed copy of our code of conduct without charge to any stockholder making a written request to Corporate Secretary, Particle Drilling Technologies, Inc., 11757 Katy Freeway, Suite 1300, Houston, Texas 77079.  It is our intention to disclose on our internet website within four business days of any amendment or waiver:

•       the date and nature of any amendment we make to any provision of our code of conduct that applies to our chief executive officer, our chief financial officer and our chief accounting officer and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K; and

•       information related to any waiver, including any implicit waiver, we grant to our chief executive officer, our chief financial officer and our chief accounting officer that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Item 11.   Executive and Director Compensation

Executive Compensation

The following summary compensation table sets forth information concerning compensation earned in the fiscal years ended September 30, 2006 and 2005 by our chief executive officer and our three other executive officers.  During the fiscal year ended September 30, 2004 and from October 1, 2004 until January 14, 2005, our sole executive officer and director was Dean Becker.  During that time, Mr. Becker did not receive any compensation from our company.  In addition, prior to our acquisition of PDTI in January 2005, none of our current officers and directors received any compensation from our company.  In connection with our acquisition of PDTI in January 2005, the officers and directors of PDTI became the officers and directors of our company.  In connection with our acquisition of PDTI in January 2005, Mr. Becker resigned from his positions as an officer and director of our company.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)		Securities Underlying Options (#)	All Other Compensation ($)

Jim B. Terry(1)	2006	166,154	75,000	1,009,500	(6)	150,000	3,046	(9)
President and Chief Executive Officer
John D. Schiller, Jr. (2)	2006	—	—	—		—	—
Interim President and Chief Executive Officer	2005	—	—	294,000	(7)	250,000	—
J. Chris Boswell (2) (3)	2006	207,265	40,000	—		—	4,952	(9)
Senior Vice President, Chief Financial Officer and Treasurer	2005	130,313	—	147,000	(8)	160,000	1,762	(9)
Thomas E. Hardisty (4)	2006	170,502	40,000	—		—	4,060	(9)
Senior Vice President of Corporate Development and Secretary	2005	108,594	—	147,000	(8)	160,000	1,949	(9)
Gordon Tibbitts (5)	2006	142,168	40,000	—		—	3,000	(9)
Vice President of Technology	2005	94,115	—	—		—	1,221	(9)

(1)             Assumed position with our company on January 23, 2006.

(2)             Mr. Schiller assumed the position of interim President and Chief Executive Officer of our company in January 2005 and served until November 15, 2005.  Prior to our acquisition of PDTI, Mr. Schiller served as interim President and Chief Executive Officer of PDTI commencing on December 2, 2004.  Mr. Schiller did not receive a salary while he served as interim Chief Executive Officer of PDTI or our company.  From November 15, 2005 until January 23, 2006, Mr. Boswell served as interim President and Chief Executive Officer of our company.

(3)             Assumed position with our company in January 2005.  Mr. Boswell served as Senior Vice President and Chief Financial Officer of PDTI prior to our acquisition of PDTI on January 14, 2005.  Mr. Boswell received a salary from PDTI of $90,000 during fiscal 2004 and $52,500 from October 1, 2004 to January 14, 2005 while serving as Chief Financial Officer of PDTI.

(4)             Assumed position with our company in January 2005.  Mr. Hardisty served as Senior Vice President of Corporate Development of PDTI prior to our acquisition of PDTI on January 14, 2005.  Mr. Hardisty received a salary from PDTI of $103,500 during fiscal 2004 and $40,250 from October 1, 2004 to January 14, 2005 while serving as Senior Vice President of Corporate Development of PDTI.

(5)             Assumed position with our company in January 2005.  Mr. Tibbitts served as Vice President of Technology of PDTI prior to our acquisition of PDTI on January 14, 2005.  Mr. Tibbitts received a salary from PDTI of $130,000 during fiscal 2004 and $37,917 from October 1, 2004 to January 14, 2005 while serving as Senior Vice President of Technology of PDTI.  During fiscal 2004, Mr. Tibbitts also received a retention bonus from PDTI of $65,000.

(6)             Represents 150,000 shares of restricted stock valued at $6.73 per share, the closing price of our common stock on the NASDAQ Capital Market on January 23, 2006, the day of the grant.  On September 30, 2006, the restricted stock held by Mr. Terry had a value of $388,500 based on the closing price of our common stock of $2.59 per share on the NASDAQ Capital Market.  The restricted stock granted to Mr. Terry vests 33% on each anniversary of the date of grant.  We do not currently pay dividends on our common stock; however, we would pay dividends on the restricted stock should our dividend policy change.

(7)             Represents 60,000 shares of restricted stock valued at $5.00 per share, the closing price of our common stock on the OTC Bulletin Board on May 20, 2005, the day of the grant.  On September 30, 2005, the restricted stock held by Mr. Schiller had a value of $264,000 based on the closing price of our common stock of $4.40 per share on the NASDAQ Capital Market.  The restricted stock granted to Mr. Schiller vests 33% on each anniversary of the date of grant.  We do not currently pay dividends on our common stock; however, we would pay dividends on the restricted stock should our dividend policy change.

(8)             Represents 30,000 shares of restricted stock valued at $5.00 per share, the closing price of our common stock on the OTC Bulletin Board on May 20, 2005, the day of the grant.  On September 30, 2005, the restricted stock held by each of Messrs. Boswell and Hardisty had a value of $132,000 based on the closing price of our common stock of $4.40 per share on the NASDAQ Capital Market.  The restricted stock granted to Messrs. Boswell and Hardisty vests 33% on each anniversary of the date of grant.  We do not currently pay dividends on our common stock; however, we would pay dividends on the restricted stock should our dividend policy change.

(9)             Represents company matching contributions pursuant to our 401(k) plan and the dollar value of insurance premiums paid by our company with respect to term life insurance for the benefit of the named executive officer.

Stock Options Granted During Fiscal 2006

Individual Grants
	Number of Securities Underlying Options		% of Total Options Granted to Employees in Fiscal	Exercise Price Per	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms(4) ($)
Name	Granted (#)		2006 (3)	Share ($)	Date	5%	10%

Jim B. Terry	150,000	(1)	24%	6.73	01/23/2016	114,000	182,000

J. Chris Boswell	—		—	—	—	—	—

John D. Schiller	—		—	—	—	—	—

Gordon Tibbitts	70,000	(2)	11%	4.50	10/3/2015	224,000	389,000

Thomas E. Hardisty	—		—	—	—	—	—

(1)             Options vest in one-third increments on each anniversary of January 23, 2006, the grant date.

(2)             Options vest in one-third increments on each anniversary of October 3, 2005, the grant date.

(3)             We granted options to purchase 616,500 shares of our common stock in the aggregate during fiscal 2006.

(4)             Calculated based upon the indicated rates of appreciation, compounded annually, from the date of grant to the end of each option term. Actual gains, if any, on stock option exercises and common stock holdings are dependent upon the future performance of our common stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved. The calculation does not take into account the effects, if any, of provisions of our option plans governing termination of options upon employment termination, transferability or vesting.

Aggregated Option Exercises During Fiscal 2006 and Fiscal Year-End Option Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at September 30, 2006 (#)		Value of Unexercised In-the-Money Options at September 30, 2006 ($) (1)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jim B. Terry	—	—	—	150,000	—	—

J. Chris Boswell	—	—	573,333	346,667	1,284,400	592,800

John D. Schiller, Jr.	—	—	583,333	181,667	370,000	—

Thomas E. Hardisty	—	—	503,333	256,667	1,111,500	370,500

Gordon Tibbitts	—	—	225,000	195,000	555,750	308,750

(1)             The value of each unexercised in-the-money stock option is equal to the difference between the closing price of our common stock as reported on the NASDAQ Capital Market on September 30, 2006 of $2.59 per share and the exercise price of the option.

Compensation of Directors

Certain of our directors, who are also officers, do not receive any compensation for their services as members of our Board of Directors. We reimburse our directors for travel and lodging expenses in connection with their attendance at board and committee meetings.

Our Board of Directors adopted our current Board Compensation Package effective as of June 1, 2005. Under the Board Compensation Package, our non-employee directors will receive an annual retainer of $20,000 and $1,500 for each formal Board meeting attended. In addition, each non-employee director who is also a committee member will receive an annual committee retainer fee of $2,500 and $750 for each formal committee meeting attended. Each non-employee director who is also a committee chair will receive an additional annual retainer of $2,500. The Board Compensation Package also provides for annual equity compensation for each non-employee director consisting of 5,000 shares of our restricted common stock and an option for 15,000 shares of our common stock. In addition, any new non-employee directors will be granted an option for 25,000 shares of our common stock as a one time award upon joining the Board of Directors. In addition to receiving the compensation described above as a director, the Chairman of the Board will receive an annual retainer of $2,500, as well as an annual award of 5,000 shares of our restricted common stock and an option for 15,000 shares of our common stock. All option awards will be non-qualified stock options and, together will all awards of restricted stock, will be issued pursuant to our equity compensation plans in effect at the time of the award and will be exercisable for a ten-year period from the date of grant of the award. The restricted stock and option awards will vest in 50% installments on each anniversary of the date of grant of the award.

In May 2006, the Compensation Committee granted options to our non-employee directors to purchase an aggregate of 90,000 shares of our common stock as follows:

•       15,000 options to purchase shares of common stock to each of Messrs. Weyel, Schiller, Mathews and Menown on May 20, 2006, with 50% vesting on each anniversary of the date of grant and an exercise price of $3.40, for annual director fees; and

•       30,000 options to purchase shares of common stock to Mr. LeSuer on May 20, 2006, with 50% vesting on each anniversary of the date of grant and an exercise price of $3.40, for annual director fee as Chairman of the Board.

In May 2006, the Compensation Committee granted to our non-employee directors an aggregate of 30,000 restricted shares of our common stock as follows:

•       5,000 shares of restricted common stock to each of Messrs. Weyel, Schiller, Mathews and Menown on May 20, 2006, with 50% vesting on each anniversary of the date of grant, for annual director fees; and

•       10,000 shares of restricted common stock to Mr. LeSuer, on May 20, 2006, with 50% vesting on each anniversary of the date of grant, for annual director fee as Chairman of the Board.

We made payments of $51,194, $65,818, $59,579, $62,279 and $41,625 to Messrs. LeSuer, Mathews, Menown, Schiller and Weyel, respectively, for meeting fees in fiscal 2006.

Employment Agreements

Set forth below is a summary of the material terms of our employment agreements with our executive officers. Mr. Tibbitts’ employment agreement was made with PDTI and was assumed by our company in connection with our acquisition of PDTI.

Jim B. Terry.   Mr. Terry entered into an employment agreement effective as of January 23, 2006. This agreement has a three-year term that is automatically extended for successive one-year periods following the end of the initial three-year term unless otherwise terminated by delivery of written notice by either party no less than 90 days prior to the first day of any one-year extension period. The agreement provides that Mr. Terry will serve as our Chief Executive Officer and President. Under the terms of the agreement, Mr. Terry will receive an annual base salary of $240,000, which may be further increased at the sole discretion of the Compensation Committee. We may decrease Mr. Terry’s base salary only with the prior written consent of Mr. Terry. Mr. Terry is also eligible to participate in our annual bonus incentive plan as approved by the Compensation Committee or the Board of Directors in amounts approved by and based on criteria established by the Compensation Committee. Mr. Terry will also be eligible to participate, in the sole discretion of the Compensation Committee, in any long-term incentive arrangements we make available to our executive officers from time to time. Finally, Mr. Terry will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, four weeks of paid vacation each calendar year, and participation by Mr. Terry and his spouse and dependents in all benefits, plans and programs available to our executive employees. We have also agreed to use reasonable efforts to obtain life insurance for Mr. Terry in the amount of $500,000.

During the term of the agreement, we may terminate Mr. Terry’s employment at any time upon his (1) death, (2) disability, (3) for cause, or (4) for any other reason whatsoever in the sole discretion of the Board of Directors. If we desire to terminate Mr. Terry’s employment at any time prior to expiration of the term of his employment, we must provide written notice to Mr. Terry indicating that we have elected to terminate his employment and stating the effective date of termination and the reason for such termination. Mr. Terry may terminate his employment (1) as a result of a change in duties (as such term is defined in the employment agreement) after first giving us written notice of the specific occurrence that resulted in the change in duties and if such occurrence remains uncorrected for 10 days following delivery of such notice, or (2) at any time for any reason whatsoever. If Mr. Terry desires to terminate his employment at any time prior to expiration of the term of his employment, he must provide 30-days written notice to us indicating that he has elected to terminate his employment and stating the effective date of termination and the reason for such termination.

In the event Mr. Terry’s employment terminates upon expiration of the term of the employment agreement or if Mr. Terry’s employment is terminated by either Mr. Terry or our company for any reason other than an Involuntary Termination (as defined below), all compensation and benefits to Mr. Terry under the agreement will terminate contemporaneously with the termination of his employment. For purposes of the agreement, an “Involuntary Termination” means any termination of Mr. Terry’s employment with our company which:

•       does not result from an expiration of the term of the employment agreement;

•       does not result from a resignation by Mr. Terry (except as otherwise provided below);

•       does not result from a termination for cause of Mr. Terry;

•       does not result from Mr. Terry’s death or disability; or

•       results from a resignation by Mr. Terry on or before the date which is 60 days after the date upon which Mr. Terry receives notice of a change of duties (as defined in the agreement).

Except as provided in the following sentence, in the event Mr. Terry’s employment is subject to an Involuntary Termination, we shall pay to Mr. Terry a lump sum cash payment within 30 days of termination equal to two times his annual base salary in effect at the time of termination. If Mr. Terry’s employment is subject to an Involuntary Termination that occurs at any time during the period beginning 60 days prior to the date a definitive agreement concerning a Change of Control (as defined below) is executed and ending on the one-year anniversary of the consummation of such Change of Control (such period being a “Change of Control Period”), Mr. Terry will be entitled to receive a lump sum cash payment within 30 days of termination equal to two times the sum of his annual base salary in effect at the time of termination and the average of the bonuses he received in the two preceding fiscal years (as calculated in accordance with the agreement). If Mr. Terry’s employment is subject to an Involuntary Termination during a Change of Control Period or as a result of his death or disability, we have also agreed to accelerate the vesting of all options to purchase common stock granted to Mr. Terry and to remove the restrictions on vesting or forfeiture of all restricted stock and all other accrued benefits under any nonqualified deferred compensation plans granted to Mr. Terry. Finally, Mr. Terry and his dependents will be eligible to receive COBRA continuation coverage under our group health plans for a period of up to two years following any Involuntary Termination of his employment, in accordance with and to the extent provided by COBRA.

For purposes of the agreement, a “Change of Control” means:

•       a merger of our company with another entity, a consolidation involving our company or the sale of all or substantially all of our assets to another entity if, in any such case, (A) the holders of our equity securities immediately prior to such transaction do not beneficially own after such transaction 50% or more of the votes to elect directors generally in substantially the same proportions that they owned securities of our company prior to such transaction, or (B) the persons who were members of our Board of Directors immediately prior to such transaction do not constitute at least a majority of the board of directors of the resulting entity after such transaction;

•       a dissolution or liquidation of our company;

•       when any person or entity acquires or gains ownership or control of more than 50% of the combined voting power of the outstanding securities of our company; or

•       as a result of or in connection with a contested election of directors, the persons who were members of our Board of Directors immediately before such election cease to constitute a majority of our Board of Directors.

In the event Mr. Terry is a “disqualified individual” (as defined in Section 280G(c) of the Internal Revenue Code) and the payments and benefits that Mr. Terry has the right to receive would constitute a “parachute payment” (as defined in Section 280G(b)(2) of the Internal Revenue Code), then the benefits provided under the agreement will be either (1) reduced to an amount so that no portion of such amounts and benefits received by Mr. Terry will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or (2) paid in full, whichever produces the better net after-tax position to Mr. Terry.

The agreement also contains customary confidentiality, nondisclosure and proprietary rights provisions. In addition, during his employment and for a period of two years following the termination of Mr. Terry’s employment for any reason, Mr. Terry is prohibited from participating in the ownership, management, operation or control in any business that conducts a business similar to that conducted by us or provides or sells a service or product that is the same, substantially similar to or otherwise competitive with the products and services provided or sold by our company in any of the business territories that we conduct business from time to time, subject to certain limited exceptions. During that same period, Mr. Terry may not solicit, among others, customers, suppliers and employees of our company.

In connection with the commencement of Mr. Terry’s employment as our President and Chief Executive Officer on January 23, 2006, we granted to Mr. Terry (1) options to purchase 150,000 shares of common stock at $6.73 per share, which options vest in one-third increments on an annual basis beginning on January 23, 2007, and (2) 150,000 shares of restricted common stock, the forfeiture restrictions of which lapse in one-third increments on an annual basis beginning on January 23, 2007.

J. Chris Boswell.   Mr. Boswell entered into an employment agreement that was effective as of February 1, 2006. This agreement, which replaced his previous employment agreement, has a three-year term that is automatically extended for successive one-year periods following the end of the initial three-year term unless otherwise terminated by delivery of written notice by either party no less than 90 days prior to the first day of any one-year extension period. The agreement provides that Mr. Boswell will serve as Chief Financial Officer and Senior Vice President. Under the terms of the agreement, Mr. Boswell will receive an annual base salary of $220,000, which may be further increased at the sole discretion of the Compensation Committee. We may decrease Mr. Boswell’s base salary only with the prior written consent of Mr. Boswell. Mr. Boswell is also eligible to participate in our annual bonus incentive plan as approved by the Compensation Committee or the Board of Directors in amounts approved by and based on criteria established by the Compensation Committee. Mr. Boswell will also be eligible to participate, in the sole discretion of the Compensation Committee, in any long-term incentive arrangements we make available to our executive officers from time to time. Finally, Mr. Boswell will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, four weeks of paid vacation each calendar year, and participation by Mr. Boswell and his spouse and dependents in all benefits, plans and programs available to our executive employees. We have also agreed to use reasonable efforts to obtain life insurance for Mr. Boswell in the amount of $500,000.

During the term of the agreement, we may terminate Mr. Boswell’s employment at any time upon his (1) death, (2) disability, (3) for cause, or (4) for any other reason whatsoever in the sole discretion of the Board of Directors. If we desire to terminate Mr. Boswell’s employment at any time prior to expiration of the term of his employment, we must provide written notice to Mr. Boswell indicating that we have elected to terminate his employment and stating the effective date of termination and the reason for such termination. Mr. Boswell may terminate his employment (1) as a result of a change in duties (as such term is defined in the employment agreement) after first giving us written notice of the specific occurrence that resulted in the change in duties and if such occurrence remains uncorrected for 10 days following delivery of such notice, or (2) at any time for any reason whatsoever. If Mr. Boswell desires to terminate his employment at any time prior to expiration of the term of his employment, he must provide 30-days written notice to us indicating that he has elected to terminate his employment and stating the effective date of termination and the reason for such termination.

In the event Mr. Boswell’s employment terminates upon expiration of the term of the employment agreement or if Mr. Boswell’s employment is terminated by either Mr. Boswell or our company for any reason other than an Involuntary Termination (as defined below), all compensation and benefits to

Mr. Boswell under the agreement will terminate contemporaneously with the termination of his employment. For purposes of the agreement, an “Involuntary Termination” means any termination of Mr. Boswell’s employment with our company which:

•       does not result from an expiration of the term of the employment agreement;

•       does not result from a resignation by Mr. Boswell (except as otherwise provided below);

•       does not result from a termination for cause of Mr. Boswell;

•       does not result from Mr. Boswell’s death or disability; or

•       results from a resignation by Mr. Boswell on or before the date which is 60 days after the date upon which Mr. Boswell receives notice of a change of duties (as defined in the agreement).

Except as provided in the following sentence, in the event Mr. Boswell’s employment is subject to an Involuntary Termination, we shall pay to Mr. Boswell a lump sum cash payment within 30 days of termination equal to the greater of (1) two times his annual base salary in effect at the time of termination, or (2) $600,000. If Mr. Boswell’s employment is subject to an Involuntary Termination that occurs at any time during the period beginning 60 days prior to the date a definitive agreement concerning a Change of Control (as defined below) is executed and ending on the one-year anniversary of the consummation of such Change of Control (such period being a “Change of Control Period”), Mr. Boswell will be entitled to receive a lump sum cash payment within 30 days of termination equal to the greater of (1) two times the sum of his annual base salary in effect at the time of termination and the average of the bonuses he received in the two preceding fiscal years (as calculated in accordance with the agreement), or (2) $600,000, which amount will be increased to $950,000 if Mr. Boswell is not provided with an opportunity to sell the shares of our common stock then held by Mr. Boswell at a purchase price of $4.00 or more per share in connection with a Change of Control transaction. If Mr. Boswell’s employment is subject to an Involuntary Termination during a Change of Control Period or as a result of his death or disability, we have also agreed to accelerate the vesting of all options to purchase common stock granted to Mr. Boswell and to remove the restrictions on vesting or forfeiture of all restricted stock and all other accrued benefits under any nonqualified deferred compensation plans granted to Mr. Boswell. Finally, Mr. Boswell and his dependents will be eligible to receive COBRA continuation coverage under our group health plans for a period of up to two years following any Involuntary Termination of his employment, in accordance with and to the extent provided by COBRA.

For purposes of the agreement, a “Change of Control” has the same meaning as set forth in Mr. Terry’s employment agreement.

In the event that any payment or distribution to Mr. Boswell is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any interest or penalties with respect to such excise tax, we have agreed to make an additional payment to Mr. Boswell in an amount such that after payment by Mr. Boswell of all taxes (including such excise tax imposed on such additional payment), Mr. Boswell will retain an amount of such payment equal to the amount of the excise tax imposed upon such payment.

The agreement also contains customary confidentiality, nondisclosure and proprietary rights provisions. In addition, during his employment and for a period of two years following the termination of Mr. Boswell’s employment for any reason, Mr. Boswell is prohibited from participating in the ownership, management, operation or control in any business that either (1) conducts a business similar to the particle impact drilling system business conducted by us (or any other line of business involving technological processes that we have either developed or acquired) or (2) provides or sells a service or product that is the same, substantially similar to or otherwise competitive with the products and services related to the particle impact drilling system business conducted by us (or any other line of business involving technological processes that we have either developed or acquired) in any of the business territories that we conduct business from time to time, subject to certain limited exceptions. During that same period, Mr. Boswell may not solicit, among others, customers, suppliers and employees of our company.

Thomas E. Hardisty.   Mr. Hardisty entered into an employment agreement that was effective as of February 1, 2006. This agreement, which replaced his previous employment agreement, has a three-year term that is automatically extended for successive one-year periods following the end of the initial three-year term unless otherwise terminated by delivery of written notice by either party no less than 90 days prior to the first day of any one-year extension period. The agreement provides that Mr. Hardisty will serve as a Senior Vice President. Under the terms of the agreement, Mr. Hardisty will receive an annual base salary of $180,000, which may be further increased at the sole discretion of the Compensation Committee. We may decrease Mr. Hardisty’s base salary only with the prior written consent of Mr. Hardisty. Mr. Hardisty is also eligible to participate in our annual bonus incentive plan as approved by the Compensation Committee or the Board of Directors in amounts approved by and based on criteria established by the Compensation Committee. Mr. Hardisty will also be eligible to participate, in the sole discretion of the Compensation Committee, in any long-term incentive arrangements we make available to our executive officers from time to time. Finally, Mr. Hardisty will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, four weeks of paid vacation each calendar year, and participation by Mr. Hardisty and his spouse and dependents in all benefits, plans and programs available to our executive employees. We have also agreed to use reasonable efforts to obtain life insurance for Mr. Hardisty in the amount of $500,000.

During the term of the agreement, we may terminate Mr. Hardisty’s employment at any time upon his (1) death, (2) disability, (3) for cause, or (4) for any other reason whatsoever in the sole discretion of the Board of Directors. If we desire to terminate Mr. Hardisty’s employment at any time prior to expiration of the term of his employment, we must provide written notice to Mr. Hardisty indicating that we have elected to terminate his employment and stating the effective date of termination and the reason for such termination. Mr. Hardisty may terminate his employment (1) as a result of a change in duties (as such term is defined in the employment agreement) after first giving us written notice of the specific occurrence that resulted in the change in duties and if such occurrence remains uncorrected for 10 days following delivery of such notice, or (2) at any time for any reason whatsoever. If Mr. Hardisty desires to terminate his employment at any time prior to expiration of the term of his employment, he must provide 30-days written notice to us indicating that he has elected to terminate his employment and stating the effective date of termination and the reason for such termination.

In the event Mr. Hardisty’s employment terminates upon expiration of the term of the employment agreement or if Mr. Hardisty’s employment is terminated by either Mr. Hardisty or our company for any reason other than an Involuntary Termination (as defined below), all compensation and benefits to Mr. Hardisty under the agreement will terminate contemporaneously with the termination of his employment. For purposes of the agreement, an “Involuntary Termination” means any termination of Mr. Hardisty’s employment with our company which:

•       does not result from an expiration of the term of the employment agreement;

•       does not result from a resignation by Mr. Hardisty (except as otherwise provided below);

•       does not result from a termination for cause of Mr. Hardisty;

•       does not result from Mr. Hardisty’s death or disability; or

•       results from a resignation by Mr. Hardisty on or before the date which is 60 days after the date upon which Mr. Hardisty receives notice of a change of duties (as defined in the agreement).

Except as provided in the following sentence, in the event Mr. Hardisty’s employment is subject to an Involuntary Termination, we shall pay to Mr. Hardisty a lump sum cash payment within 30 days of termination equal to the greater of (1) two times his annual base salary in effect at the time of termination, or (2) $450,000. If Mr. Hardisty’s employment is subject to an Involuntary Termination that occurs at any time during the period beginning 60 days prior to the date a definitive agreement concerning a Change of Control (as defined below) is executed and ending on the one-year anniversary of the consummation of such Change of Control (such period being a “Change of Control Period”), Mr. Hardisty will be entitled to receive a lump sum cash payment within 30 days of termination equal to the greater of (1) two times the sum of his annual base salary in effect at the time of termination and the average of the bonuses he received in the two preceding fiscal years (as calculated in accordance with the agreement), or (2) $450,000, which amount will be increased to $650,000 if Mr. Hardisty is not provided with an opportunity to sell the shares of our common stock then held by Mr. Hardisty at a purchase price of $4.00 or more per share in connection with a Change of Control transaction. If Mr. Hardisty’s employment is subject to an Involuntary Termination during a Change of Control Period or as a result of his death or disability, we have also agreed to accelerate the vesting of all options to purchase common stock granted to Mr. Hardisty and to remove the restrictions on vesting or forfeiture of all restricted stock and all other accrued benefits under any nonqualified deferred compensation plans granted to Mr. Hardisty. Finally, Mr. Hardisty and his dependents will be eligible to receive COBRA continuation coverage under our group health plans for a period of up to two years following any Involuntary Termination of his employment, in accordance with and to the extent provided by COBRA.

For purposes of the agreement, a “Change of Control” has the same meaning as set forth in Mr. Terry’s employment agreement.

In the event that any payment or distribution to Mr. Hardisty is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any interest or penalties with respect to such excise tax, we have agreed to make an additional payment to Mr. Hardisty in an amount such that after payment by Mr. Hardisty of all taxes (including such excise tax imposed on such additional payment), Mr. Hardisty will retain an amount of such payment equal to the amount of the excise tax imposed upon such payment.

The agreement also contains customary confidentiality, nondisclosure and proprietary rights provisions. In addition, during his employment and for a period of two years following the termination of Mr. Hardisty’s employment for any reason, Mr. Hardisty is prohibited from participating in the ownership, management, operation or control in any business that conducts a business similar to that conducted by us or provides or sells a service or product that is the same, substantially similar to or otherwise competitive with the products and services provided or sold by our company in any of the business territories that we conduct business from time to time, subject to certain limited exceptions. During that same period, Mr. Hardisty may not solicit, among others, customers, suppliers and employees of our company.

Gordon Tibbitts   Mr. Tibbitts entered into an employment agreement effective as of August 1, 2003. The agreement has an initial term of one year and automatically renews each August 1st for an addition twelve month period. The agreement provides that Mr. Tibbitts will serve as Vice President—Technology. Mr. Tibbitts receives an annual base salary of $130,000 and is eligible to participate in company benefits and insurance packages. We also agreed to provide Mr. Tibbitts with the use of office and communication equipment normal for the operation of a satellite office in Salt Lake City, Utah. Mr. Tibbitts also was entitled to receive a retention bonus of $65,000 in 2004 in connection with the closing of PDI’s acquisition of the PID technology. This retention bonus was paid in February 2005. Mr. Tibbitts will also be eligible to receive a bonus at such time and in such amount as determined by the Board of Directors of the company.

During the term of the agreement, we may terminate Mr. Tibbitts’ employment at any time for cause, and Mr. Tibbitts may terminate the agreement for any reason upon written notice delivered no less than 15 days and no more than 60 days prior to the date of termination. The employment agreement with Mr. Tibbitts also contains customary nondisclosure and proprietary rights provisions.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2006, Messrs. LeSuer, Mathews and Menown served on the Compensation Committee of our Board of Directors. None of Messrs. LeSuer, Mathews nor Menown has ever been an officer or employee of Particle Drilling Technologies, Inc. None of our executive officers serve as a member of the Board of Directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or Compensation Committee.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock of the company beneficially owned as of December 14, 2006 by (1) those persons or any group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by our company to beneficially own more than 5% of our common stock, (2) each named executive officer and director of our company, and (3) all directors and executive officers of our company as a group. For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. The following table includes shares of restricted stock of our company held by our executive officers and directors over which they have voting power but no investment power. The following percentage information is calculated based on 30,093,200 shares of common stock that were outstanding as of December 14, 2006. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to the shares beneficially owned by that person.

Prentis B. Tomlinson, Jr.(2)	2,094,237	(4)	6.8%
LC Capital Master Fund, Ltd.(3)	1,734,300		5.8%
Greywolf Capital Management LP	1,650,000	(13)	5.5%
John D. Schiller, Jr. (1)	1,648,333	(5)	5.4%
Jim B. Terry	225,000	(6)	*
Thomas E. Hardisty	1,376,419	(7)	4.5%
J. Chris Boswell (1)	1,692,473	(8)	5.5%
Gordon Tibbitts	225,000	(9)	*
Ken R. LeSuer	135,000	(10)	*
Michael S. Mathews	67,500	(11)	*
Hugh A. Menown	67,500	(11)	*
Steve Weyel	22,500	(12)	*
Directors and executive officers as a group (9 persons)	5,459,726	(5)-(12)	17.0%

*                    Less than 1%

(1)             Address: c/o Particle Drilling Technologies, Inc., 11757 Katy Freeway Houston, Texas 77079

(2)             Address: 1825 I Street, NW, Suite 400, Washington, D.C. 20006.

(3)             Address: c/o Lampe Conway, 680 Fifth Avenue, Suite 1202, New York, New York 10019. Richard F. Conway has sole voting and investment power with respect to the shares of common stock held by LC Capital Master Fund, Ltd.

(4)             Includes 600,000 shares of common stock that Mr. Tomlinson may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of the date of this Form 10-K.

(5)             Includes 65,000 shares of restricted stock and 583,333 shares of common stock that Mr. Schiller may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of the date of this Form 10-K.

(6)             Includes 175,000 shares of restricted stock.

(7)             Includes 33,086 shares of restricted stock and 503,333 shares of common stock that Mr. Hardisty may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of the date of this Form 10-K.

(8)             Includes 30,000 shares of restricted stock and 573,333 shares of common stock that Mr. Boswell may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of the date of this Form 10-K.

(9)             Includes 225,000 shares of common stock that Mr. Tibbitts may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of this Form 10-K.

(10)       Includes 20,000 shares of restricted stock and 100,000 shares of common stock that Mr. LeSuer may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of this Form 10-K.

(11)       Includes 10,000 shares of restricted stock and 32,500 shares of common stock that each of Messrs. Mathews and Menown may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of this Form 10-K.

(12)       Consists of 10,000 shares of restricted stock and 12,500 shares of common stock that Mr. Weyel may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of this Form 10-K.

(13)       The shares of common stock shown above for Greywolf Management LP (“Investment Manager”) are owned directly by Greywolf Capital Partners II LP (“Greywolf Capital II”) (561,500 shares) and by Greywolf Capital Overseas Fund (“Greywolf Overseas”) (1,088,500 shares). Greywolf Advisors LLC (the “General Partner”), as general partner to Greywolf Capital II, may be deemed to be the beneficial owner of all such shares owned by Greywolf Capital II. The Investment Manager, as investment manager of Greywolf Overseas and Greywolf Capital II, may be deemed to be the beneficial owner of all such shares owned by Greywolf Overseas and Greywolf Capital II. Greywolf GP LLC (the “Investment Manager General Partner”), as general partner of the Investment Manager, may be deemed to be the beneficial owner of all such shares owned by Greywolf Capital II and Greywolf Overseas. Jonathan Savitz (“Savitz”), as the senior managing member of the General Partner and as the sole managing member of the Investment Manager General Partner, may be deemed to be the beneficial owner of all such shares owned by Greywolf Capital II and Greywolf Overseas. Each of the General Partner, the Investment Manager, the Investment Manager General Partner and Savitz hereby disclaims any beneficial ownership of any such shares. The address of the principal business office of (i) Greywolf Capital II, General Partner, Investment Manager and Investment Manager General Partner is 4 Manhattanville Road, Suite 201, Purchase, NY 10577 and (ii) Greywolf Overseas is 6 Front Street, Hamilton, HM11 Bermuda.

Item 13.                   Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

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

In March 2006, we assigned our commitments under the previous lease for our corporate offices that were located at 1021 Main Street, Suite 2650, Houston, Texas 77002 to Energy XXI Services, LLC and, as a result, were fully released by the lessor from our prior office lease.  Messrs. Schiller and Weyel are directors and executive officers of Energy XXI Services.  We agreed with The Exploitation Company, LLP to terminate the sublease agreement in connection with the assignment of the corporate office lease to Energy XXI Services, LLC.  During the term of the sublease agreement, we received approximately $74,000 of rental income from The Exploitation Company.

We believe that the transaction described above was negotiated on an arm’s length basis and that the terms of the transaction was at least as favorable to us as those that could have been obtained from an unaffiliated third party.

Director Independence

Our Board of Directors has determined that Messrs. LeSuer, Schiller, Mathews, Menown and Weyel are “independent” as that term is defined by the rules of the NASDAQ.  Prior to December 12, 2006, our Board of Directors had determined that Mr. Schiller was not independent.  This was because Mr. Schiller served as interim President and Chief Executive Officer of our company and PDTI from December 2004 until November 14, 2005.  During that time, Mr. Schiller received compensation in the form of additional grants of restricted stock for serving as an interim executive officer.  Because of recent modifications to the rules related to the definition of an independent director under NASDAQ rules, our Board of Directors re-evaluated this determination with respect to Mr. Schiller in December 2006.  As a result of this evaluation, our Board of Directors determined that Mr. Schiller is now an independent director under the rules and regulations of the NASDAQ.  In making the independence determinations with respect to our directors, our Board of Directors considered transactions and relationships between each director or his immediate family and our company, including those reported above under “—Transactions with Related Persons.”  The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent.  The Board of Directors concluded that any such relationships and transactions were not material and that any such transactions were at arm’s-length.  As a result of this review, the Board of Directors affirmatively determined based on its understanding of such transactions and relationships that the directors named above are independent of the Company under the standards set forth by NASDAQ.

During the fiscal year ended September 30, 2006, each of the directors who served on the Audit Committee, the Compensation Committee and the Nominating Committee were determined to have been independent directors by our Board of Directors.

Item 14.                   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered for the audit of our consolidated financial statements, audit of internal control over financial reporting, issuance of consents and the reviews of financial statements included in our quarterly reports on Form 10-Q for the fiscal years ended September 30, 2006 and 2005 were $122,694 and $233,000, respectively. Our audit committee pre-approved all fees for professional services for the audit of our consolidated financial statements for the fiscal year ended September 30, 2006.

Audit Related Fees

There were no audit related services provided by our independent registered public accounting firm for the fiscal years ended September 30, 2006 and 2005.

Tax Fees

There were no tax services provide by our independent registered public accounting firm for the fiscal years ended September 30, 2006 and 2005.

All Other Fees

There were no other services provide by our independent registered public accounting firm for the fiscal years ended September 30, 2006 and 2005.

The Audit Committee is responsible for approving in advance any audit services and all permitted audit-related services, tax services, and other non-audit services to be performed by the independent registered public accounting firm. The Audit Committee may delegate its pre-approval authority for these services to one or more members, whose decisions shall be presented to the full Audit Committee at its scheduled meetings. Each of these services must receive specific pre-approval by the Audit Committee unless the Audit Committee has provided general pre-approval for such category of services in accordance with policies and procedures that comply with applicable laws and regulations.

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this Annual Report:

(1) Consolidated Financial Statements

All of our consolidated financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the fourteenth day of December, 2006.

PARTICLE DRILLING TECHNOLOGIES, INC

By	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the fourteenth day of December, 2006.

Signature	Title

/s/ KENNETH R. LESUER	Chairman of the Board and Director
Kenneth R. LeSuer

/s/ JIM TERRY	President and Chief Executive Officer
Jim Terry	(principal executive officer)

/s/ J. CHRIS BOSWELL	Senior Vice President, and Chief Financial Officer
J. Chris Boswell	(principal financial officer and principal accounting officer)

/s/ THOMAS E. HARDISTY	Senior Vice President of Corporate Development and Director
Thomas E. Hardisty

/s/ JOHN D. SCHILLER	Director
John. D. Schiller

/s/ MICHAEL S. MATHEWS	Director
Michael S. Mathews

/s/ HUGH A. MENOWN	Director
Hugh A. Menown

/s/ STEVE A. WEYEL	Director
Steve A. Weyel

EXHIBIT INDEX

Exhibit No.	Description

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

3.4	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to our current report filed on Form 8-K dated January 20, 2005.)
10.1†	Particle Drilling, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.5 to our current report filed on Form 8-K dated January 20, 2005.)
10.2†	Particle Drilling Technologies, Inc. 2005 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 99.1 to our current report filed on Form 8-K dated April 4, 2005.)
10.3†	Form of Incentive Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.6 to our current report filed on Form 8-K dated January 20, 2005.)
10.4†	Form of Non-Statutory Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.7 to our current report filed on Form 8-K dated January 20, 2005.)
10.5†

Employment Agreement by and between Particle Drilling Technologies, Inc. and Jim B. Terry (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006)

10.6†

form of Non-Statutory Stock Option Agreement (employees) (Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006)

10.7†	form of Restricted Stock Agreement (employees) (Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006)
10.8†

Employment Agreement by and between Particle Drilling Technologies, Inc. and Jon Christopher Boswell (Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006)

10.9†

Employment Agreement by and between Particle Drilling Technologies, Inc. and Thomas E. Hardisty (Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006)

10.10†

Employment Agreement dated August 1, 2003 between ProDril Acquisition Company and Gordon Tibbitts. (Incorporated herein by reference to Exhibit 10.10 to our current report filed on Form 8-K dated January 20, 2005.)

10.11†

Letter agreement dated December 2, 2004 between Particle Drilling Technologies, Inc. and Prentis Tomlinson, Jr. (Incorporated herein by reference to Exhibit 10.11 to our current report filed on Form 8-K dated January 20, 2005.)

10.12

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

10.15

Stock Purchase Agreement, dated as of February 8, 2005, by and between Particle Drilling Technologies, Inc. and Prentis B. Tomlinson, Jr. (Incorporated herein by reference to Exhibit 10.4 to our current report filed on Form 8-K dated February 10, 2005.)

10.16

Form of Common Stock Purchase Warrant issued by Particle Drilling Technologies, Inc. to Tejas Securities Group, Inc. (Incorporated herein by reference to Exhibit 10.5 to our current report filed on Form 8-K dated February 10, 2005.)

10.17

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

10.18

Royalty Agreement dated January 20, 2004 between Particle Drilling, Inc. and ProDril Services Incorporated. (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-123925) filed on May 20, 2005.)

10.19

Royalty Agreement dated January 20, 2004 between Particle Drilling, Inc. and ProDril Services International Limited. (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 333-123925) filed on May 20, 2005.)

10.20

Sublease Agreement dated March 21, 2005 between Particle Drilling Technologies, Inc. and The Exploitation Company, LLP. (Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 333-123925) filed on June 27, 2005.)

10.21

Securities Purchase Agreement, dated as of October 19, 2006, by and among Particle Drilling Technologies, Inc. and the Purchasers listed on Schedule I thereto. (Incorporated herein by reference to Exhibit 10.1 to our current report filed on Form 8-K dated October 19, 2006.)

10.22

Registration Rights Agreement, dated as of October 19, 2006, by and among Particle Drilling Technologies, Inc. and each of the purchasers. (Incorporated herein by reference to Exhibit 10.2 to our current report filed on Form 8-K dated October 19, 2006.)

10.23

Common Stock Purchase Warrant issued by Particle Drilling Technologies, Inc. to Milfam I, LP (with attached schedule of substantially identical Common Stock Purchase Warrants not filed with the Securities and Exchange Commission). (Incorporated herein by reference to Exhibit 10.3 to our current report filed on Form 8-K dated October 19, 2006.)

14.1	Particle Drilling Technologies, Inc. Code of Business Conduct and Ethics. (Incorporated herein by reference to Exhibit 14.1 to our current report filed on Form 8-K dated February 9, 2005.)
16.1	Letter of Chisholm, Bierwolf & Nilson, LLC. (Incorporated herein by reference to Exhibit 16.1 to our current report filed on Form 8-K dated April 4, 2005.)
16.2	Letter of UHY Mann Frankfort Stein & Lipp CPAs, LLP (Incorporated herein by reference to Exhibit 16.1 to our current report filed on Form 8-K dated August 7, 2006.)
21.1*	Subsidiaries of Particle Drilling Technologies, Inc.
23.1*	Consent of UHY, LLP.
23.2*	Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith

†                     Management contract or compensatory plan or arrangement