Form 10-Q
period 2006-12-31
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2007-02-07
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of February 1, 2007 was 30,093,200.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2006

INDEX

Part I—Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at December 31, 2006 (Unaudited) and September 30, 2006	3

	Consolidated Statements of Operations (Unaudited) — Three Months Ended December 31, 2006 and 2005, and from June 9, 2003 (date of inception) to December 31, 2006	4

	Consolidated Statements of Stockholders’ Equity for the period from September 30, 2006 to December 31, 2006	5

	Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended December 31, 2006 and 2005, and from June 9, 2003 (date of inception) to December 31, 2006	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

Part II—Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

	Signatures	16

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	September 30, 2006
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$11,188,221	$2,291,586
Short-term investments	—	385,839
Prepaid expenses	212,998	234,488

Total current assets	11,401,219	2,911,913

Property, plant & equipment, net	1,203,586	1,326,713

Intangibles, net	1,257,669	1,230,086

Other assets	15,370	14,650

Total assets	$13,877,844	$5,483,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$804,498	$830,552
Short-term notes payable	103,149	179,143
Current portion of long-term debt	16,626	19,270
Accrued liabilities	430,226	471,463

Total current liabilities	1,354,499	1,500,428

Long-term debt	12,780	15,305

Commitments and contingencies — Note 8

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 33,096,286 shares issued and 30,093,200 shares outstanding at December 31, 2006, and 28,013,291 shares issued and 25,010,205 shares outstanding at September 30, 2006	33,097	28,014
Additional paid-in capital	36,615,535	25,239,221
Treasury stock at cost, 3,003,086 shares at December 31, 2006 and September 30, 2006	(1,511,817)	(1,511,817)
Deficit accumulated during the development stage	(22,626,250)	(19,787,789)

Total stockholders’ equity	12,510,565	3,967,629

Total liabilities and stockholders’ equity	$13,877,844	$5,483,362

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Period from
			June 9, 2003
			(date of
	Three Months Ended		inception) to
	December 31,		December 31,
	2006	2005	2006

Revenues	$—	$—	$—

Operating expenses:
Research and development	1,664,843	1,285,485	11,092,814
General and administrative	1,298,544	990,962	12,248,642

Total operating expenses	2,963,387	2,276,447	23,341,456

Loss from operations	(2,963,387)	(2,276,447)	(23,341,456)

Other income (expenses)
Interest income	127,898	86,041	598,117
Rental income — related party	—	23,282	73,727
Gain on debt extinguishment	—	—	35,283
Gain on assignment of lease — related party	—	—	55,614
Interest expense	(2,972)	(859)	(47,535)

Total other income	124,926	108,464	715,206

Net loss	$(2,838,461)	$(2,167,983)	$(22,626,250)

Net loss per common share, basic and diluted	$(0.10)	$(0.09)	$(1.16)

Weighted average number of common shares outstanding — basic and diluted	29,094,418	24,296,472	19,541,211

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from September 30, 2006 to December 31, 2006

(Unaudited)

						Deficit
						Accumulated
					Additional	During	Total
	Common Stock		Treasury Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, September 30, 2006	28,013,291	28,014	(3,003,086)	(1,511,817)	25,239,221	(19,787,789)	3,967,629

Common stock issued in private placement for cash at $2.35 per share in October 2006, less offering expense of $996,950	5,000,000	5,000	—	—	10,748,050	—	10,753,050

Restricted stock issued to an employee at $1.99 per share in October 2006	3,000	3	—	—	(3)	—	—

Restricted stock issued to employees at $2.85 per share in October 2006	68,250	68	—	—	(68)	—	—

Common stock issued upon exercise of warrants at $0.12 per share in October 2006	5,745	6	—	—	(6)	—	—

Common stock issued for cash at $0.12 per share upon exercise of employee stock options in November 2006	6,000	6	—	—	714	—	720

Stock-based employee compensation	—	—	—	—	627,627		627,627

Net loss	—	—	—	—	—	(2,838,461)	(2,838,461)

Balance, December 31, 2006	33,096,286	$33,097	(3,003,086)	$(1,511,817)	$36,615,535	$(22,626,250)	$12,510,565

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			June 9, 2003
			(date of
	Three Months Ended		inception to)
	December 31,		December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(2,838,461)	$(2,167,983)	$(22,626,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	—	(35,283)
Other	—	—	(54,103)
Depreciation and amortization expense	188,307	154,571	1,415,369
Short-term note issued for services	—	—	44,000
Common stock issued for services	—	—	931,500
Warrants issued for services	—	—	63,829
Stock-based employee compensation	627,627	390,549	3,307,817
Changes in operating assets and liabilities:
Decrease in note receivable	385,839	—	385,839
(Increase) in accounts receivable — related party	—	(14,112)	(42,331)
Decrease in prepaid expenses	20,771	29,358	152,258
Increase (Decrease) in accounts payable	(26,055)	(96,525)	464,559
Increase (Decrease) in accrued liabilities	(41,236)	43,695	527,024

Net cash used in operating activities	(1,683,208)	(1,660,447)	(15,465,772)

Cash flows from investing activities:
Payments to purchase property and equipment	(52,556)	(27,947)	(1,873,175)
Proceeds from sale of property and equipment	—	—	20,957
Payments to purchase intangibles	(40,205)	(26,559)	(648,819)
Payments to purchase other assets	—	—	(419,504)
Payments issued for note receivable	—	—	(300,783)
Payments issued for note receivable — related party	—	—	(56,783)

Net cash used in investing activities	(92,761)	(54,506)	(3,278,107)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,753,770	—	31,735,623
Repurchase of common stock	—	—	(1,511,817)
Proceeds from issuance of convertible notes	—	—	553,500
Repayments of notes payable	(81,166)	(19,511)	(845,206)
Proceeds from borrowings under loan agreements — related parties	—	—	23,195
Repayment of borrowings under loan agreements — related parties	—	—	(23,195)

Net cash provided by (used in) financing activities	10,672,604	(19,511)	29,932,100

Net increase (decrease) in cash and cash equivalents	8,896,635	(1,734,464)	11,188,221

Cash and cash equivalents — beginning of period	2,291,586	10,504,646	—

Cash and cash equivalents — end of period	$11,188,221	$8,770,182	$11,188,221

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,972	$872	$47,535

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$111,990
Common stock issued as consideration for account payable	—	—	6,000
Common stock issued as consideration for note payable	—	—	50,000
Related party note receivable exchanged for property and equipment	—	—	56,783
Note payable converted into common stock	—	—	553,500
Property and equipment acquired with assumed liabilities	—	—	479,610
Intangibles acquired with assumed liabilities	—	—	757,792
Property and equipment acquired with note payable	—	—	30,487
Short-term investments reclassified from other assets	—	—	385,839

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements, which include the accounts of Particle Drilling Technologies, Inc. (which is referred to herein as “we,” “us,” “our” or the “Company”) and its subsidiary, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2006 audited consolidated financial statements and notes thereto on Form 10-K. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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

New Accounting Pronouncements.   In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption.  The Company believes that the adoption of FIN 48 will not have a material impact on our financial position, results of operations or cash flows.

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

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”(“ SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The Company will adopt the provisions of SAB 108 beginning in fiscal 2007. The adoption of SAB 108 did not have a material impact on the Company’s Consolidated Financial Statements.

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

5.     NET LOSS PER COMMON SHARE

The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock were 2,054,643 and 2,701,790 shares for the three months ended December 31, 2006 and 2005, respectively.

6.     COMMON STOCK

In October 2006, the Company issued 5,745 shares of its common stock upon a net cashless exercise of warrants at $0.12 per share.

In October 2006, the Company issued 71,250 shares of its restricted stock to several of its employees.

In October 2006, the Company issued 5,000,000 shares of its common stock from a private placement at $2.35 per share.

In November 2006, the Company issued 6,000 shares of its common stock for cash upon exercise of options at $0.12 per share.

At December 31, 2006, the Company had 30,093,200 shares of common stock outstanding and has outstanding options and warrants to purchase up to 7,173,391 additional shares of the Company’s common stock in the aggregate.

7.    STOCK-BASED EMPLOYEE COMPENSATION

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2004 Plan allowed for the issuance of up to 3,500,000 shares of common stock pursuant to awards under the 2004 Plan. As of December 31, 2006, the Company had 111,250 shares of common stock available for issuance pursuant to awards under the 2004 Plan.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock. As of December 31, 2006, the Company had 388,000 shares of common stock available for issuance pursuant to awards under the 2005 Plan.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan for the three months ended December 31, 2006 and 2005 was $627,627 and $390,549, respectively.  Stock-based employee compensation expense recorded for awards issued under the 2004 Plan and the 2005 Plan since inception (June 9, 2003) to December 31, 2006 was $3,307,817.

8.     COMMITMENTS AND CONTINGENCIES

In June 2006, we extended the lease for our commercial operating facility that expired on June 30, 2006 for one additional year. The lease for our commercial operating facility will expire on June 30, 2007. The total future minimum lease payments under this lease as of December 31, 2006 are $30,000.

In April 2006, the Company entered into a thirteen (13) month lease agreement for new corporate offices that commenced in May 2006. We moved our previous corporate offices that were located at 1021 Main Street, Suite 2650, Houston, Texas 77002, to 11757 Katy Freeway, Suite 1300, Houston, Texas 77079. In April 2006, we delivered to the lessor a security deposit of $9,400. The total future annual minimum lease payments as of December 31, 2006 are $56,400.

In July 2006, we entered into a contract to purchase a quintaplex frac pump to be used with PID Unit #2 which is currently under construction. In connection with this contract, we paid $320,499 as a deposit and will pay another $930,000 during the assembly phase and upon completion.

9.     INCOME TAXES

The Company reports its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS No. 109 computation. For the quarter ended December 31, 2006, there were permanent and temporary differences of approximately $6,000 and $283,000, respectively. At December 31, 2006, we had cumulative net operating loss carryforwards of approximately $19,113,000, which expire in years 2007 through 2025. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at December 31, 2006, have been offset by valuation reserves of the same amount.

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

General and administrative.   General and administrative expenses consist primarily of salaries and benefits, office expense, professional services, and other corporate overhead costs. We have experienced and expect to continue to experience increases in general and administrative expenses as a result of: (1) reporting and compliance obligations applicable to publicly-held companies; (2) our continuing efforts to develop, test and prepare the PID technology for commercialization; and (3) the hiring of additional personnel.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Research and development.   Research and development expenses were $1,664,843 and $1,285,485 for the three months ended December 31, 2006 and 2005, respectively, representing an increase of $379,358. This increase was primarily the result of approximately $271,619 for supplies, transportation and other operational costs in connection with our commercial trials.  The remainder of the increase is related to continuing development of a new particle injector system, current contstruction of the Company’s second PID Unit, bonus accruals and stock-based compensation for research and development personnel during the three months ended December 31, 2006.

General and administrative.   General and administrative expenses were $1,298,544 and $990,962 for the three months ended December 31, 2006 and 2005, respectively, representing an increase of $307,582. This increase was primarily the result of increased costs related to bonus accruals and stock-based compensation during the three months ended December 31, 2006.

Other income (expenses).   Other income was $124,926 and $108,464 for the three months ended December 31, 2006 and 2005, respectively, representing an increase in other income of $16,462. The increase was primarily attributable to the additional funds from the private placement that was completed in October 2006.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents.  We expect that cash requirements through the end of the fiscal year 2007 will be primarily to fund research and development activities, to continuously improve service capabilities, to expand operations, general and administrative costs and capital expenditures.  We believe we have sufficient cash and cash equivalents to meet our working capital and capital expenditure requirements for at least the next 12 months; however, our continued existence depends on the successful development of the PID technology and our ability to successfully commercialize this technology.  To date we have not yet generated cashflow from operations, and until we commence recognizing revenue, we are highly dependant upon debt and equity funding.  If we are not able to meet our funding requirements, our operations may cease to exist.  We cannot provide any assurance that any such funding will be available on acceptable terms or at all.

Since inception on June 9, 2003 through December 31, 2006, we have financed our operations through private sales of our equity and the issuance of convertible notes payable, totaling net proceeds of $30,189,968.  As of December 31, 2006, we had $11,188,221 in cash and cash equivalents.  In October 2006, we completed a private sale of five million shares of our common stock for $2.35 per share and warrants to purchase 1.5 million shares at $3.25 per share, yielding gross proceeds of $11,750,000.

Cash Flows from Operating Activities.  Cash flow used for operations is primarily affected by our research and development progress and business development.  Net cash flows used in operating activities during the three months ended December 31, 2006 were $1,683,208 compared to $1,660,477 for the three months ended December 31, 2005.  The increase from fiscal 2005 to fiscal 2006 was the result of our increased spending on research and development and our increased level of general and administrative cost as discussed above.

Cash Flows from Investing Activities.  Cash flow used in investing activities for the three months ended December 31, 2006 was $92,761 compared to $54,506 for the three months ended December 31, 2005.  The cash flows used in investing activities consist of  $52,556 for the purchase of property, plant and equipment and $40,205 for costs associated with patent expenses.  We anticipate that our capital expenditures for the next year will continue to be fully funded from our available cash and cash equivalents.

Cash Flow from Financing Activities.  Net cash provided by (used in) financing activities for the three months ended December 31, 2006 was $10,672,604 compared to ($19,511) for the three months ended December 31, 2005.  On October 19, 2006, the Company completed the sale of five million shares of its common stock to institutional and other accredited investors at $2.35 per share. The Company received gross proceeds of $11.75 million, which we intend to use to manufacture additional PID Systems, to hire and train qualified personnel, to fund a new particle injection system, to fund additional research and development, for general corporate purposes and for expenses associated with the offering.

In addition, the investors received warrants to purchase 1.5 million shares of the Company’s common stock with an exercise price of $3.25 per share. The warrants will be exercisable commencing on April 22, 2007 and will expire on October 19, 2011. The Company has valued these warrants at $2,835,000 using the Black-Scholes option pricing model and this amount was charged to shareholders equity.

Contractual Obligations.  In April 2006, we entered into a thirteen month lease agreement for our new corporate offices at 11757 Katy Freeway, Suite 1300, Houston, Texas 77079, that commenced in May 2006. In connection with the execution of this new lease agreement, we delivered to the lessor a security deposit of $9,400. The total future minimum lease payments under this lease at December 31, 2006 are $56,400.

In June 2006, we extended the lease for our commercial operating facility that expired June 30, 2006 for one additional year. The lease for our commercial operating facility will expire June 30, 2007. The total future minimum lease payments under this lease at December 31, 2006 are $30,000.

In July 2006, we entered into a contract to purchase a quintaplex frac pump to be used with PID Unit #2 which is currently under construction. In connection with this contract, we paid $320,499 as a deposit and will pay another $930,000 during the assembly phase and upon completion.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligation and Short Term Notes Payable (including current portion)	$132,555	$119,775	$12,780	$—	$—
Purchase Obligations	301,974	301,974
Frac Pump	930,000	930,000
Operating Lease Obligations	86,400	86,400	—	—	—
Total	$1,450,929	$1,438,149	$12,780	$—	$—

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology.  As of December 31, 2006, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

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

Income Taxes.   The Company reports its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS No. 109 computation. For the quarter ended December 31, 2006, there were permanent and temporary differences of approximately $6,000 and $283,000, respectively. At December 31, 2006, we had cumulative net operating loss carryforwards of approximately $19,113,000, which expire in years 2007 through 2025. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at December 31, 2006, have been offset by valuation reserves of the same amount.

Net Loss per Share.   The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were anti-dilutive were 2,054,643 and 2,701,790 shares for the three months ended December 31, 2006 and 2005, respectively.

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

These forward-looking statements are made based upon our management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties.  We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, the results of testing of our products, the availability of capital resources and the other factors described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2006 and filed with the SEC on December 14, 2006.  We undertake no obligation to update any forward-looking statements except as required by law.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

We believe that we do not have any material exposure to financial market risk and we do not enter into foreign currency or interest rate transactions.

Item 4.                          Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q filed with the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2006, a holder of an outstanding warrant exercised its right to purchase 6,000 shares of our common stock at $0.12 per share on a cashless exercise basis.  The fair market value of our common stock on the date of exercise was $2.78.  As a result of this cashless exercise, we issued 5,745 shares of our common stock to the holder of this warrant and withheld issuing 255 shares of our common stock in satisfaction of the exercise price under the warrant.

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

Item 5.                          Other Information

On February 1, 2007, the Compensation Committee recommended that the Board of Directors approve a new Bonus Plan (the “Bonus Plan”) for the fiscal year ending September 30, 2007.  The Bonus Plan was approved by the Board of Directors on the same date.  Under the Bonus Plan, bonuses may be awarded to the Company’s employees, including the Company’s executive officers, upon the satisfaction of certain goals based on a percentage of annual base salaries.  The goals include attaining measured results for some or all of the following categories: cash flow, capital and research and development budgets, revenues, research and development and operations performance, and safety.

 Under the terms of the Bonus Plan, the Company’s employees, including its executive officers, may receive a bonus calculated based on a percentage of their annual base salary.  The ultimate percentage of annual base salary used to calculate bonuses, if any bonuses are paid, will be at the sole discretion of the Compensation Committee.  The target percentage and the high percentage of base salary set by the Compensation Committee to be used for purposes of calculating bonuses to the Company’s employees, including its executive officers, are as follows:

	Target Percentage	High Percentage
Staff (Operations, Accounting & Administrative)	10%	20%
Manager	15%	30%
Senior Manager	25%	40%
Executive (other than President and Chief Executive Officer)	40%	80%
President and Chief Executive Officer	50%	100%

The annual base salaries of the Company’s Named Executive Officers that will be used for purposes of calculating the target and high percentage bonuses under the Bonus Plan are as follows:

Base Salary
Jim B. Terry	$252,000
J. Chris Boswell	$231,000
Thomas E. Hardisty	$189,000
Gordon Tibbits	$150,000

John D. Schiller is not expected to be a Named Executive Officer for fiscal 2007.

Also on February 1, 2007, the Board of Directors adopted the Particle Drilling Technologies, Inc. 2007 Stock Incentive Plan (the “2007 Incentive Plan”).  The 2007 Incentive Plan became effective upon its adoption by the Board of Directors so long as the 2007 Incentive Plan is approved by the stockholders of the Company by February 1, 2008.  The Company has submitted to 2007 Incentive Plan to the stockholders of the Company for approval at the 2007 Annual Meeting of Stockholders to be held on March 5, 2007.

The 2007 Incentive Plan provides for the granting from time to time of options and restricted stock to employees, consultants and directors of the Company and its affiliates.  The maximum number of shares of common stock that will be available for issuance under the 2007 Incentive Plan is 1,500,000 shares (subject to adjustment upon a reorganization, stock split, recapitalization, or other change in the Company’s capital structure in accordance with the terms of the 2007 Plan).

See the Company’s definitive proxy statement filed with the Securities and Exchange Commission on February 2, 2007 for more information about the 2007 Incentive Plan.  A copy of the 2007 Incentive Plan is filed herewith and is incorporated herein by reference.

Item 6.                          Exhibits

Exhibits:

Exhibit No.	Description
10.1	Bonus Plan for fiscal 2007*

10.2	Particle Drilling Technologies, Inc. 2007 Stock Incentive Plan*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Filed herewith

**             Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTICLE DRILLING TECHNOLOGIES, INC.
(Registrant)

Date: February 7, 2007	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Senior Vice President and Chief Financial Officer (authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Bonus Plan for fiscal 2007*

10.2	Particle Drilling Technologies, Inc. 2007 Stock Incentive Plan*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Filed herewith

**             Furnished herewith