Form 10-Q
period 2007-03-31
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2007-05-11
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 1, 2007 was 30,617,574.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

INDEX

Part I - Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at March 31, 2007 (Unaudited) and September 30, 2006

Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended March 31, 2007 and 2006, and from June 9, 2003 (date of inception) to March 31, 2007

Consolidated Statements of Stockholders’ Equity (Unaudited) for the period from September 30, 2006 to March 31, 2007

Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended March 31, 2007 and 2006, and from June 9, 2003 (date of inception) to March 31, 2007

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30, 2006
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$8,024,912	$2,291,586
Short-term investments	—	385,839
Prepaid expenses	165,667	234,488

Total current assets	8,190,579	2,911,913

Property, plant & equipment, net	2,214,973	1,326,713

Intangibles, net	1,267,920	1,230,086

Other assets	14,650	14,650

Total assets	$11,688,122	$5,483,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,456,272	$830,552
Short-term notes payable	25,985	179,143
Current portion of long-term debt	13,891	19,270
Accrued liabilities	494,265	471,463

Total current liabilities	1,990,413	1,500,428

Long-term debt	10,248	15,305

Commitments and contingencies - Note 8

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 33,620,660 shares issued and 30,617,574 shares outstanding at March 31, 2007, and 28,013,291 shares issued and 25,010,205 shares outstanding at September 30, 2006	33,621	28,014
Additional paid-in capital	37,201,706	25,239,221
Treasury stock at cost, 3,003,086 shares at March 31, 2007 and September 30, 2006	(1,511,817)	(1,511,817)
Deficit accumulated during the development stage	(26,036,049)	(19,787,789)

Total stockholders’ equity	9,687,461	3,967,629

Total liabilities and stockholders’ equity	$11,688,122	$5,483,362

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period from
					June 9, 2003
					(date of
					inception) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2007	2006	2007	2006	2007
					(Restated)

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	2,040,316	1,448,107	3,705,159	2,733,592	13,133,130
General and administrative	1,481,607	1,381,209	2,780,151	2,372,171	13,730,250

Total operating expenses	3,521,923	2,829,316	6,485,310	5,105,763	26,863,380

Loss from operations	(3,521,923)	(2,829,316)	(6,485,310)	(5,105,763)	(26,863,380)

Other income (expenses)
Interest income	113,834	74,255	241,732	160,296	711,951
Rental income - related party	—	23,283	—	46,565	73,727
Gain on debt extinguishment	—	—	—	—	35,283
Gain on assignment of lease - related party	—	55,614	—	55,614	55,614
Interest expense	(1,710)	(743)	(4,682)	(1,602)	(49,244)

Total other income	112,124	152,409	237,050	260,873	827,331

Net loss	$(3,409,799)	$(2,676,907)	$(6,248,260)	$(4,844,890)	$(26,036,049)

Net loss per common share, basic and diluted	$(0.11)	$(0.11)	$(0.21)	$(0.20)	$(1.29)

Weighted average number of common shares outstanding - basic and diluted	30,165,484	24,436,820	29,588,832	24,365,875	20,200,763

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from September 30, 2006 to March 31, 2007
(Unaudited)

						Deficit
						Accumulated	Total
					Additional	During	Stockholders’
	Common Stock		Treasury Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance, September 30, 2006	28,013,291	28,014	(3,003,086)	(1,511,817)	25,239,221	(19,787,789)	3,967,629

Common stock issued in private placement for cash at $2.35 per share in October 2006, less offering expense of $1,034,012	5,000,000	5,000	—	—	10,710,988	—	10,715,988

Restricted stock issued to an employee at $1.99 per share in October 2006	3,000	3	—	—	(3)	—	—

Restricted stock issued to employees at $2.85 per share in October 2006	68,250	68	—	—	(68)	—	—

Common stock issued upon exercise of warrants at $0.12 per share in October 2006	5,745	6	—	—	(6)	—	—

Common stock issued for cash at $0.12 per share upon exercise of employee stock options in November 2006	6,000	6	—	—	714	—	720

Common stock issued upon cashless exercise of warrants at $0.12 per share in February 2007	5,816	6	—	—	(6)	—	—

Common stock issued upon exercise of warrants at $0.12 per share in February 2007	2,000	2	—	—	238	—	240

Common stock issued upon cashless exercise of warrants at $0.12 per share in March 2007	486,558	486	—	—	(486)	—	—

Restricted stock issued to certain Directors at $3.93 per share in March 2007	30,000	30	—	—	(30)	—	—

Stock-based employee compensation	—	—	—	—	1,251,144		1,251,144

Net loss	—	—	—	—	—	(6,248,260)	(6,248,260)

Balance, March 31, 2007	33,620,660	$33,621	(3,003,086)	$(1,511,817)	$37,201,706	$(26,036,049)	$9,687,461

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period from
			June 9, 2003
			(date of
	Six Months Ended March 31,		inception) to March 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(6,248,260)	$(4,844,890)	$(26,036,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	—	(35,283)
Gain on assignment of lease - related party	—	(55,614)	(54,103)
Depreciation and amortization expense	362,503	324,590	1,589,565
Short-term note issued for services	—	—	44,000
Common stock issued for services	—	—	931,500
Warrants issued for services	—	—	63,829
Stock-based employee compensation	1,251,144	887,147	3,931,335
Changes in operating assets and liabilities:
Decrease in note receivable	385,839	—	385,839
(Increase) in accounts receivable - related party	—	(15,451)	(42,331)
Decrease in prepaid expenses	68,821	98,769	200,308
Increase (Decrease) in accounts payable	625,720	(101,415)	1,116,334
Increase in accrued liabilities	22,802	223,812	591,062

Net cash used in operating activities	(3,531,431)	(3,483,052)	(17,313,994)

Cash flows from investing activities:
Payments to purchase property and equipment	(1,225,524)	(272,232)	(3,046,143)
Proceeds from sale of property and equipment		—	20,957
Payments to purchase intangibles	(63,076)	(63,614)	(671,690)
Payments to purchase other assets	—	—	(419,504)
Payments issued for note receivable	—	—	(300,783)
Payments issued for note receivable - related party	—	—	(56,783)

Net cash used in investing activities	(1,288,600)	(335,846)	(4,473,946)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,716,951	6,450	31,698,806
Repurchase of common stock	—	—	(1,511,817)
Proceeds from issuance of convertible notes	—	—	553,500
Repayments of notes payable	(163,594)	(79,342)	(927,637)
Proceeds from borrowings under loan agreements - related parties	—	—	23,195
Repayment of borrowings under loan agreements - related parties	—	—	(23,195)

Net cash provided by (used in) financing activities	10,553,357	(72,892)	29,812,852

Net increase (decrease) in cash and cash equivalents	5,733,326	(3,891,790)	8,024,912

Cash and cash equivalents - beginning of period	2,291,586	10,504,646	—

Cash and cash equivalents - end of period	$8,024,912	$6,612,856	$8,024,912

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,682	$1,427	$49,244

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$111,990
Common stock issued as consideration for account payable	—	—	6,000
Common stock issued as consideration for note payable	—	—	50,000
Related party note receivable exchanged for property and equipment	—	—	56,783
Note payable converted into common stock	—	—	553,500
Property and equipment acquired with assumed liabilities	—	—	479,610
Intangibles acquired with assumed liabilities	—	—	757,792
Property and equipment acquired with note payable	—	30,487	30,487
Short-term investments reclassified from other assets	—	—	385,839

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements, which include the accounts of Particle Drilling Technologies, Inc. (which is referred to herein as “we,” “us,” “our” or the “Company”) and its subsidiary, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2006 audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K. Operating results for the three months and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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

2.          FINANCIAL CONDITION AND MANAGEMENT PLANS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the condensed consolidated financial statements, for the three and six months ended March 31, 2007, the Company reported net losses of approximately $3.4 million and $6.2 million, respectively, as compared to net losses of approximately $2.7 million and $4.8 million for the three and six months ended March 31, 2006, respectively.  The condensed consolidated financial statements also show an accumulated deficit of approximately $26.0 million from inception (June 9, 2003) through the period ended March 31, 2007.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”(“ SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The Company adopted the provisions of SAB 108 in fiscal 2007. The adoption of SAB 108 did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on October 1, 2008 and have not yet determined the impact, if any, on our consolidated financial statements.

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

5.        NET LOSS PER COMMON SHARE

The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were 2,901,623 and 2,547,858 shares for the three months ended March 31, 2007 and 2006, respectively, and 2,294,032 and 2,577,151 shares for the six months ended March 31, 2007 and 2006, respectively.

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

In February 2007, the Company issued 5,816 shares of its common stock upon a net cashless exercise of warrants at $0.12 per share.

In February 2007, the Company issued 2,000 shares of its common stock upon a cash exercise of warrants at $0.12 per share.

In March 2007, the Company issued 486,558 shares of its common stock upon a net cashless exercise of warrants at $2.00 per share.

In March 2007, the Company issued 30,000 shares of its restricted stock to several of its directors.

At March 31, 2007, the Company had 30,617,574 shares of common stock outstanding and had outstanding options and warrants to purchase up to 6,320,391 additional shares of the Company’s common stock in the aggregate.

7.        STOCK-BASED EMPLOYEE COMPENSATION

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2004 Plan allowed for the issuance of up to 3,500,000 shares of common stock pursuant to awards under the 2004 Plan. As of March 31, 2007, the Company had 1,250 shares of common stock available for issuance pursuant to awards under the 2004 Plan.

In March 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the issuance of non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock. As of March 31, 2007, the Company had 253,500 shares of common stock available for issuance pursuant to awards under the 2005 Plan.

In March 2007, the shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2007 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 1,500,000 shares of common stock. As of March 31, 2007, the Company had 1,500,000 shares of common stock available for issuance pursuant to awards under the 2007 Plan.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan for the three months ended March 31, 2007 and 2006 was $623,513 and $496,598, respectively. Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan for the six months ended March 31, 2007 and 2006 was $1,251,144 and $887,147, respectively. Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan since inception (June 9, 2003) to March 31, 2007 was $3,931,335.

8.        COMMITMENTS AND CONTINGENCIES

In June 2006, we extended the lease for our commercial operating facility that expired on June 30, 2006 for one additional year. The lease for our commercial operating facility will expire on June 30, 2007. The total future minimum lease payments under this lease as of March 31, 2007 are $15,000.

In April 2006, the Company entered into a thirteen (13) month lease agreement for new corporate offices that commenced in May 2006. We moved our previous corporate offices that were located at 1021 Main Street, Suite 2650, Houston, Texas 77002, to 11757 Katy Freeway, Suite 1300, Houston, Texas 77079. In April 2006, we delivered to the lessor a security deposit of $9,400. The total future annual minimum lease payments as of March 31, 2007 are $22,560.

9.     INCOME TAXES

The Company reports its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS No. 109 computation. For the quarter ended March 31, 2007, there were permanent and temporary differences of approximately $12,000 and $908,000, respectively. At March 31, 2007, we had cumulative net operating loss carryforwards of approximately $21,891,000, which expire in years 2007 through 2025. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at March 31, 2007, have been offset by valuation reserves of the same amount.

10.          SUBSEQUENT EVENTS

In April 2007, the Company entered into a 60 month lease agreement for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility will combine the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, TX 77041.  The total future minimum lease payments under this lease are $1,927,456.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and related notes that are included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.   Please see “Forward-Looking Statements” below.

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

We are a development-stage company and have a limited operating history. Our predecessor company for financial reporting purposes was formed on June 9, 2003 to acquire the technology related to the Particle Impact Drilling System (the “PID technology”). We are still developing this technology, and to date, we have not generated any revenues from our operations. As we continue to execute our operations plan, we expect our operating expenses to increase.

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

After conducting four full scale field trials, we believe that all components of the PID system are now functioning satisfactorily with the exception of the frac pump driven injection system.  While some minor modifications will be made to the PID bit in order to further improve performance, most of our focus is now directed towards implementation of a new particle injection system.  The preferred alternative to the current system is an extruder based system which has been purchased and is currently undergoing testing and modification.  Should the extruder system prove unable to meet our objectives, we have also developed a prototype canister system which is slightly more complex and expensive but we believe should also be capable of meeting our objectives.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Research and development.   Research and development expenses were $2,040,316 and $1,488,107 for the three months ended March 31, 2007 and 2006, respectively, representing an increase of $592,209. This increase was primarily related to the continuing development of a new particle injection system, contstruction of our second PID Unit (which was not capitalized since we have yet to achieve commercial revenues), increased compensation due to the hiring of additional personnel, and increased costs related to stock-based compensation for research and development personnel during the three months ended March 31, 2007.

General and administrative.   General and administrative expenses were $1,481,607 and $1,381,209 for the three months ended March 31, 2007 and 2006, respectively, representing an increase of $100,398. This increase was primarily the result of increased costs related to stock-based compensation for personnel other than research and development personnel during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  This increase was primarily related to the issuance of new stock options in October 2006 and the hiring of additional personnel.

Other income (expenses).   Other income was $112,124 and $152,409 for the three months ended March 31, 2007 and 2006, respectively, representing a decrease in other income of $40,285. The decrease was primarily attributable to the gain on assignment of a lease and the rental income from a related party that was included in the three months ended March 31, 2006 and not contained in the three months ended March 31, 2007.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Research and development.  Research and development expenses were $3,705,159 and $2,733,592 for the six months ended March 31, 2007 and 2006, respectively, representing an increase of $971,567. This increase was primarily the result of the continuing development of a new particle injector system, construction of our second PID Unit (which was not capitalized since we have yet to achieve commercial revenues), increased compensation due to the hiring of additional personnel, and increased costs related to stock-based compensation expense for research and development personnel during the six months ended March 31, 2007.

General and administrative.  General and administrative expenses were $2,780,151 and $2,372,171 for the six months ended March 31, 2007 and 2006, respectively, representing an increase of $407,980.   This increase was primarily the result of increased costs related to salaries and wages and stock-based compensation for personnel other than research and development personnel during the six months ended March 31, 2007 due to the hiring of additional personnel in fiscal 2007 and the issuance of new stock options in October 2006.

Other Income.  Other income was $237,050 and $260,873 for the six months ended March 31, 2007 and 2006, respectively, representing a decrease of $23,823.  The decrease was primarily attributable to the gain on assignment of a lease and the rental income from a related party that was included in the six months ended March 31, 2006 and not contained in the six months ended March 31, 2007.

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

Since inception on June 9, 2003 through March 31, 2007, we have financed our operations through private sales of our equity and the issuance of convertible notes payable, totaling net proceeds of $30,190,686.  As of March 31, 2007, we had $8,024,912 in cash and cash equivalents.  In October 2006, we completed a private sale of five million shares of our common stock for $2.35 per share and warrants to purchase 1.5 million shares at $3.25 per share, yielding gross proceeds of $11,750,000.  The 1.5 million warrants became exerciseable on April 22, 2007 and may only be exercised on a cash basis.

Cash Flows from Operating Activities.  Cash flow used for operations is primarily affected by our research and development progress and business development.  Net cash flows used in operating activities during the six months ended March 31, 2007 were $3,531,431 compared to $3,483,052 for the six months ended March 31, 2006.  The increase from fiscal 2006 to fiscal 2007 was the result of our increased spending on research and development and our increased level of general and administrative cost as discussed above.

Cash Flows from Investing Activities.  Cash flow used in investing activities for the six months ended March 31, 2007 was $1,288,600 compared to $335,846 for the six months ended March 31, 2006.  The cash flows used in investing activities consist of $1,225,524 for the purchase of property, plant and equipment, the majority of which was used for the purchase of a quintiplex frac pump.  Also included in cash flows used in investing activities are $63,076 for costs associated with filing new and protecting existing patents.  We anticipate that our capital expenditures for the next year will continue to be fully funded from our available cash and cash equivalents.

Cash Flow from Financing Activities.  Net cash provided by (used in) financing activities for the six months ended March 31, 2007 was $10,553,357 compared to ($72,892) for the six months ended March 31, 2006.  On October 19, 2006, we completed the sale of five million shares of our common stock to institutional and other accredited investors at $2.35 per share. We received gross proceeds of $11.75 million, which we intend to use to manufacture additional PID Systems, to hire and train qualified personnel, to fund a new particle injection system, to fund additional research and development, for general corporate purposes and for expenses associated with the offering.  In addition, the investors received warrants to purchase 1.5 million shares of our common stock with an exercise price of $3.25 per share. The warrants will be exercisable commencing on April 22, 2007 and will expire on October 19, 2011. We have valued these warrants at $2,835,000 using the Black-Scholes option pricing model and this amount was charged to shareholders equity.

Contractual Obligations.  In April 2006, we entered into a thirteen month lease agreement for our new corporate offices at 11757 Katy Freeway, Suite 1300, Houston, Texas 77079, that commenced in May 2006. In connection with the execution of this new lease agreement, we delivered to the lessor a security deposit of $9,400. Our future minimum lease payments under this lease at March 31, 2007 are $22,560.

In June 2006, we extended the lease for our commercial operating facility that expired June 30, 2006 for one additional year. The lease for our commercial operating facility will expire June 30, 2007. The future minimum lease payments under this lease at March 31, 2007 are $15,000.

In April 2007, the Company entered into a 60 month lease agreement for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility will combine the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, TX 77041.  The total future minimum lease payments under this lease are $1,927,456.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligation and Short Term Notes Payable (including current portion)	$50,124	$39,876	$10,248	$—	$—
Purchase Obligations	92,555	92,555
Operating Lease Obligations*	1,965,106	233,733	1,174,420	556,953	—

Total	$2,107,785	$366,320	$1,184,512	$556,953	$—

* Operating Lease Obligations include the future minimum lease payments for the new corporate office and operating facility that was executed in April 2007.

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology.  As of March 31, 2007, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

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

Income Taxes.   The Company reports its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS No. 109 computation. For the six months ended March 31, 2007, there were permanent and temporary differences of approximately $12,000 and $908,000, respectively. At March 31, 2007, we had cumulative net operating loss carryforwards of approximately $21,891,000, which expire in years 2007 through 2025. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at March 31, 2007, have been offset by valuation reserves of the same amount.

Net Loss per Share.   The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were 2,901,623 and 2,547,858 shares for the three months ended March 31, 2007 and 2006, respectively, and 2,294,032 and 2,577,151 shares for the six months ended March 31, 2007 and 2006, respectively.

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

These forward-looking statements are made based upon our management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties.  We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, the results of testing of our products, the availability of capital resources and the other factors described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2006 filed with the SEC on December 14, 2006.  We undertake no obligation to update any forward-looking statements except as required by law.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

We believe that we do not have any material exposure to financial market risk and we do not enter into foreign currency or interest rate transactions.

Item 4.                          Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q filed with the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There was no change in our internal control over financial reporting during our second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 4.                          Submission of Matters to a Vote of Security Holders

On March 5, 2007, at the 2007 Annual Meeting of Shareholders, our shareholders voted to elect six directors to our board of directors, to ratify the selection of UHY, LLP as our independent accountants and to approve the 2007 Stock Incentive Plan.

The results of the election of the directors by the shareholders were as follows:

Name	Votes For	Votes Withheld
Kenneth R. LeSuer	23,575,404	19,495
Jim B. Terry	23,575,349	19,550
John D. Schiller, Jr.	23,575,849	19,050
Michael S. Mathews	23,577,849	17,050
Hugh A. Menown	23,575,849	19,050
Steve A. Weyel	23,555,849	39,050

The results of the vote by the shareholders on the proposal to ratify the selection of UHY, LLP as the Company’s independent accountants were as follows:

Votes For: 23,562,312	Votes Against: 21,197	Abstentions: 11,390

The results of the vote by the shareholders on the proposal to approve the 2007 Stock Incentive Plan were as follows:

Votes For: 15,299,406	Votes Against: 630,266	Abstentions: 38,175	Broker Non-Votes: 7,627,052

Item 6.                          Exhibits

Exhibits:

Exhibit No.	Description

10.1	Bonus Plan for fiscal 2007 (Incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on February 7, 2007)

10.2	Particle Drilling Technologies, Inc. 2007 Stock Incentive Plan (Incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on February 7, 2007)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Filed herewith

**             Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTICLE DRILLING TECHNOLOGIES, INC.
(Registrant)

Date: May 10, 2007	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Senior Vice President and Chief Financial Officer (authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Bonus Plan for fiscal 2007 (Incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on February 7, 2007)

10.2	Particle Drilling Technologies, Inc. 2007 Stock Incentive Plan (Incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on February 7, 2007)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Filed herewith

**             Furnished herewith