Form 10-Q
period 2007-06-30
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2007-08-08
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 7, 2007 was 30,979,901.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

Part I - Financial Information		Page

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2007 (Unaudited) and September 30, 2006	3

	Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended June 30, 2007 and 2006, and from June 9, 2003 (date of inception) to June 30, 2007	4

	Consolidated Statements of Stockholders’ Equity (Unaudited) for the period from September 30, 2006 to June 30, 2007	5

	Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended June 30, 2007 and 2006, and from June 9, 2003 (date of inception) to June 30, 2007	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

Part II - Other Information		15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 5	Other Information	16

Item 6.	Exhibits	16

	Signatures	17

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	September 30, 2006
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$5,976,427	$2,291,586
Short-term investments	—	385,839
Prepaid expenses	132,394	234,488

Total current assets	6,108,821	2,911,913

Property, plant & equipment, net	2,008,470	1,326,713

Intangibles, net	1,291,574	1,230,086

Other assets	65,794	14,650

Total assets	$9,474,659	$5,483,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$830,831	$830,552
Short-term notes payable	—	179,143
Current portion of long-term debt	11,070	19,270
Accrued liabilities	721,763	471,463

Total current liabilities	1,563,664	1,500,428

Long-term debt	7,711	15,305
Deferred Rent	12,000	—

Commitments and contingencies - Note 8

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 33,682,987 shares issued and 30,679,901 shares outstanding at June 30, 2007, and 28,013,291 shares issued and 25,010,205 shares outstanding at September 30, 2006	33,685	28,014
Additional paid-in capital	37,795,632	25,239,221
Treasury stock at cost, 3,003,086 shares at June 30, 2007 and September 30, 2006	(1,511,817)	(1,511,817)
Deficit accumulated during the development stage	(28,426,216)	(19,787,789)

Total stockholders’ equity	7,891,284	3,967,629

Total liabilities and stockholders’ equity	$9,474,659	$5,483,362

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		Period from June 9, 2003 (date of inception) to June 30,
	2007	2006	2007	2006	2007
Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	1,289,785	1,735,857	4,994,944	4,469,449	14,422,915
General and administrative	1,180,854	1,157,885	3,961,005	3,530,056	14,911,104

Total operating expenses	2,470,639	2,893,742	8,955,949	7,999,505	29,334,019

Loss from operations	(2,470,639)	(2,893,742)	(8,955,949)	(7,999,505)	(29,334,019)

Other income (expenses)
Interest income	81,034	64,018	322,766	224,314	792,985
Rental income - related party	—	—	—	46,565	73,727
Gain on debt extinguishment	—	—	—	—	35,283
Gain on assignment of lease - related party	—	—	—	55,614	55,614
Interest expense	(562)	(821)	(5,244)	(2,423)	(49,806)

Total other income	80,472	63,197	317,522	324,070	907,803

Net loss	$(2,390,167)	$(2,830,545)	$(8,638,427)	$(7,675,435)	$(28,426,216)

Net loss per common share, basic and diluted	$(0.08)	$(0.11)	$(0.29)	$(0.31)	$(1.12)

Weighted average number of common shares outstanding - basic and diluted	30,669,301	24,968,159	29,934,127	24,461,636	25,333,461

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from September 30, 2006 to June 30, 2007
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance, September 30, 2006	28,013,291	$28,014	(3,003,086)	$(1,511,817)	$25,239,221	$(19,787,789)	$3,967,629
Common stock issued in private placement for cash at $2.35 per share in October 2006, less offering expense of $1,037,509	5,000,000	5,000	—	—	10,707,491	—	10,712,491
Restricted stock issued to an employee at $3.08 per share in October 2006	3,000	3	—	—	(3)	—	—
Restricted stock issued to employees at $2.85 per share in October 2006	68,250	68	—	—	(68)	—	—
Common stock issued upon exercise of warrants at $0.12 per share in October 2006	5,745	6	—	—	(6)	—	—
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in November 2006	6,000	6	—	—	714	—	720
Common stock issued upon cashless exercise of warrants at $0.12 per share in February 2007	5,816	6	—	—	(6)	—	—
Common stock issued upon exercise of warrants at $0.12 per share in February 2007	2,000	2	—	—	238	—	240
Common stock issued upon cashless exercise of warrants at $2.00 per share in March 2007	486,558	487	—	—	(487)	—	—
Restricted stock issued to certain Directors at $3.93 per share in March 2007	30,000	30	—	—	(30)	—	—
Restricted stock issued to employees at $3.69 per share in April 2007	4,000	4	—	—	(4)	—	—
Restricted stock cancelled in April 2007	(3,375)	(3)	—	—	3	—	—
Common stock issued upon cashless exercise of warrants at $0.12 per share in May 2007	24,202	24	—	—	(24)	—	—
Common stock issued upon exercise of employee stock options at $0.12 per share in June 2007	37,500	38	—	—	4,462	—	4,500
Stock-based employee compensation	—	—	—	—	1,844,131	—	1,844,131
Net loss	—	—	—	—	—	(8,638,427)	(8,638,427)
Balance, June 30, 2007	33,682,987	$33,685	(3,003,086)	$(1,511,817)	$37,795,632	$(28,426,216)	$7,891,284

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,		Period from June 9, 2003 (date of inception) to June 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(8,638,427)	$(7,675,435)	$(28,426,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	—	(35,283)
Gain on assignment of lease - related party	—	(55,614)	(55,614)
Depreciation and amortization expense	585,684	504,324	1,812,746
Short-term note issued for services	—	—	44,000
Common stock issued for services	—	—	931,500
Warrants issued for services	—	—	63,829
Stock-based employee compensation	1,844,131	1,431,342	4,525,832
Changes in operating assets and liabilities:
Decrease in note receivable	385,839	—	385,839
(Increase) Decrease in accounts receivable - related party	—	1,510	(42,331)
Decrease in prepaid expenses	102,094	158,592	233,581
Increase (Decrease) in accounts payable	279	(172,017)	490,893
Increase in accrued liabilities	250,300	569,371	818,560
(Increase) in other assets	(51,144)	—	(51,144)
Increase in other liabilities	12,000	—	12,000

Net cash used in operating activities	(5,509,244)	(5,237,927)	(19,291,808)

Cash flows from investing activities:
Payments to purchase property and equipment	(1,229,578)	(285,022)	(3,050,197)
Proceeds from sale of property and equipment	—	—	20,957
Payments to purchase intangibles	(99,351)	(143,973)	(707,965)
Payments to purchase other assets	—	(28,416)	(419,504)
Payments issued for note receivable	—	—	(300,783)
Payments issued for note receivable - related party	—	—	(56,783)

Net cash used in investing activities	(1,328,929)	(457,411)	(4,514,275)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,717,951	6,090	31,699,806
Repurchase of common stock	—	(11,817)	(1,511,817)
Proceeds from issuance of convertible notes	—	—	553,500
Repayments of notes payable	(194,937)	(91,771)	(958,979)
Proceeds from borrowings under loan agreements - related parties	—	—	23,195
Repayment of borrowings under loan agreements - related parties	—	—	(23,195)

Net cash provided by (used in) financing activities	10,523,014	(97,498)	29,782,510

Net increase (decrease) in cash and cash equivalents	3,684,841	(5,792,836)	5,976,427

Cash and cash equivalents - beginning of period	2,291,586	10,504,646	—

Cash and cash equivalents - end of period	$5,976,427	$4,711,810	$5,976,427

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,244	$2,530	$49,806

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$111,990
Common stock issued as consideration for account payable	—	—	6,000
Common stock issued as consideration for note payable	—	—	50,000
Related party note receivable exchanged for property and equipment	—	—	56,783
Note payable converted into common stock	—	—	553,500
Property and equipment acquired with assumed liabilities	—	—	479,610
Intangibles acquired with assumed liabilities	—	—	757,792
Property and equipment acquired with note payable	—	30,487	30,487
Short-term investments reclassified from other assets	—	385,839	385,839

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.          BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements, which include the accounts of Particle Drilling Technologies, Inc. (which is referred to herein as “we,” “us,” “our” or the “Company”) and its subsidiary, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2006 audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K. Operating results for the three months and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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

2.          FINANCIAL CONDITION AND MANAGEMENT PLANS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the condensed consolidated financial statements, for the three and nine months ended June 30, 2007, the Company reported net losses of approximately $2.4 million and $8.6 million, respectively, as compared to net losses of approximately $2.8 million and $7.7 million for the three and nine months ended June 30, 2006, respectively.  The condensed consolidated financial statements also show an accumulated deficit of approximately $28.4 million from inception (June 9, 2003) through the period ended June 30, 2007.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company’s successful development of the PID technology and its ability to successfully commercialize this technology.  The Company has yet to generate cashflow from operations, and until revenues commence, the Company is highly dependent upon debt and equity funding.  Should continuing funding requirements not be met, the Company’s operations may cease to exist.  Management cannot provide any assurance that any such financing will be available on acceptable terms or at all.

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

New Accounting Pronouncements.   In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption.  The Company is in the process of assessing the impact of the adoption of Fin 48.

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

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”(“ SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The Company adopted the provisions of SAB 108 beginning in fiscal 2007. The adoption of SAB 108 did not have a material impact on the Company’s Consolidated Financial Statements.

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

5.        NET LOSS PER COMMON SHARE

The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were 2,498,200 and 2,349,650 shares for the three months ended June 30, 2007 and 2006, respectively, and 2,485,717 and 2,303,555 shares for the nine months ended June 30, 2007 and 2006, respectively.

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

In April 2007, the Company issued 4,000 shares of its restricted stock to an employee.

In April 2007, the Company cancelled 3,375 shares of its restricted stock that were previously issued to several of its employees.

In May 2007, the Company issued 24,202 shares of its common stock upon a net cashless exercise of warrants at $0.12 per share.

In June 2007, the Company issued 37,500 shares of its common stock upon exercise of stock options at $0.12 per share.

At June 30, 2007, the Company had 30,679,901 shares of common stock outstanding and had outstanding options and warrants to purchase up to 6,177,016 additional shares of the Company’s common stock in the aggregate.

7.        STOCK-BASED EMPLOYEE COMPENSATION

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2004 Plan allowed for the issuance of up to 3,500,000 shares of common stock pursuant to awards under the 2004 Plan. As of June 30, 2007, the Company had 6,250 shares of common stock available for issuance pursuant to awards under the 2004 Plan.

In March 2005, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan provides for the issuance of non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock. As of June 30, 2007, the Company had 329,250 shares of common stock available for issuance pursuant to awards under the 2005 Plan.

In March 2007, the shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of the Company. Provisions under the 2007 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 1,500,000 shares of common stock. As of June 30, 2007, the Company had 1,500,000 shares of common stock available for issuance pursuant to awards under the 2007 Plan.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan for the three months ended June 30, 2007 and 2006 was $592,987 and $544,178, respectively. Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan for the nine months ended June 30, 2007 and 2006 was $1,844,131 and $1,431,342, respectively. Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan since inception (June 9, 2003) to June 30, 2007 was $4,525,832.

8.        COMMITMENTS AND CONTINGENCIES

The lease for our commercial operating facility expired on June 30, 2007.  Currently, the Company is renting the facility on a month-to-month basis.

In April 2006, the Company entered into a thirteen (13) month lease agreement for new corporate offices that commenced in May 2006. We moved our previous corporate offices that were located at 1021 Main Street, Suite 2650, Houston, Texas 77002, to 11757 Katy Freeway, Suite 1300, Houston, Texas 77079. In April 2006, we delivered to the lessor a security deposit of $9,400. This lease expired on May 31, 2007, and the Company is renting the offices on a month-to-month basis.

In April 2007, the Company entered into a 60 month lease agreement for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility will combine the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The Company is expected to commence the new lease on or around September 1, 2007. The total future minimum lease payments under this lease are $2,213,786.

9.  INCOME TAXES

The Company reports its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS No. 109 computation. For the quarter ended June 30, 2007, there were permanent and temporary differences of approximately $17,000 and $1,581,000, respectively. At June 30, 2007, we had cumulative net operating loss carryforwards of approximately $23,603,000, which expire in years 2007 through 2025. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at June 30, 2007, have been offset by valuation reserves of the same amount.

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

In January 2007, we entered into a one-year agreement with a multi-national independent exploration and production company (the “Operator”). Pursuant to this agreement, we will provide our PID services in connection with the Operator’s drilling program in East Texas. The agreement anticipates that PID services will be conducted on an initial four wells and provides the basis for additional wells and cooperation between us and the Operator with respect to financing of future PID systems by the Operator and an obligation by us to provide to the Operator preferred access to additional PID systems in the future. The compensation under this agreement, if any, is based on our performance pursuant to a gain-sharing formula.  As is customary within the oilfield service industry, this contract is cancellable by either party at any time.

In addition, in January 2007, we entered into another one-year agreement with Gasco Production Company, (“Gasco”).  Pursuant to this agreement, we will provide our PID services in connection with the drilling program at Gasco’s Riverband Project of the Uinta Basin in Utah.   The compensation under this agreement, if any, is based on our performance pursuant to a gain-sharing formula.  As is customary within the oilfield service industry, this contract is cancellable by either party at any time.

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

After conducting four full scale field trials, we believe that all components of the PID system are now functioning satisfactorily with the exception of the frac pump driven injection system.  While some minor modifications will be made to the PID bit in order to further improve performance, most of our focus is now directed towards implementation of a new particle injection system.  The preferred alternative to the current system is an extruder based system which has been purchased and is currently undergoing testing and modification.  Should the extruder system prove unable to meet our objectives, we have also developed two prototype systems which are slightly more complex and expensive but we believe should also be capable of meeting our objectives.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Research and development.   Research and development expenses were $1,289,785 and $1,735,857 for the three months ended June 30, 2007 and 2006, respectively, representing a decrease of $446,072. This decrease was primarily related to our first commercial trial that was completed in the third fiscal quarter of 2006 and consulting costs incurred during the third fiscal quarter of 2006 related to the prototype canister injection system.  These expenses were not recurring during the three months ended June 30, 2007.  In addition, there was less employee stock compensation expense and bonus expense related to research and development personnel during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

General and administrative.   General and administrative expenses were $1,180,854 and $1,157,885 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $22,969. This increase was primarily the result of increased costs related to bonus accruals and stock-based compensation for personnel other than research and development personnel during the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  This increase was primarily related to the issuance of new stock options and the hiring of additional personnel.

Other income (expenses).   Other income was $80,472 and $63,197 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $17,275. The increase was primarily attributable to interest income from a larger balance of cash and cash equivalents in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Research and development.  Research and development expenses were $4,994,944 and $4,469,449 for the nine months ended June 30, 2007 and 2006, respectively, representing an increase of $525,495. This increase was primarily the result of the continuing development of a new particle injector system, construction of our second PID Unit, and construction of additional PID bits.

General and administrative.  General and administrative expenses were $3,961,005 and $3,530,056 for the nine months ended June 30, 2007 and 2006, respectively, representing an increase of $430,949.   This increase was primarily the result of increased costs related to salaries and wages and stock-based compensation for personnel other than research and development personnel during the nine months ended June 30, 2007 due to the hiring of additional personnel in fiscal 2007.

Other Income.  Other income was $317,522 and $324,070 for the nine months ended June 30, 2007 and 2006, respectively, representing a decrease of $6,548.  The decrease was primarily attributable to the gain on assignment of a lease and the rental income from a related party during the nine months ended June 30, 2006 which was offset by increased interest income from a larger cash and cash equivalents balance during the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006.

Liquidity and Capital Resources

Our principal sources of liquidity are available cash and cash equivalents.  We expect that cash requirements through the end of the fiscal year 2007 will be primarily to fund research and development activities, improve service capabilities, expand operations, and for general and administrative related services.  We believe we have sufficient cash and cash equivalents to meet our working capital and capital expenditure requirements for at least the next 12 months; however, our continued existence depends on the successful development of the PID technology and our ability to successfully commercialize this technology.  To date we have not yet generated cashflow from operations, and until we commence recognizing revenue, we are highly dependent upon debt and equity funding.  If we are not able to meet our funding requirements, our operations may cease to exist.  We cannot provide any assurance that any such funding will be available on acceptable terms or at all.

Since inception on June 9, 2003 through June 30, 2007, we have financed our operations through private sales of our equity and the issuance of convertible notes payable, totaling net proceeds of $30,144,409.  As of June 30, 2007, we had $5,976,427 in cash and cash equivalents.  In October 2006, we completed a private sale of five million shares of our common stock for $2.35 per share and warrants to purchase 1.5 million shares at $3.25 per share, yielding gross proceeds of $11,750,000.  The 1.5 million warrants became exercisable on April 22, 2007 and may only be exercised on a cash basis.

Cash Flows from Operating Activities.  Cash flow used for operations is primarily affected by our research and development progress and business development.  Net cash flows used in operating activities during the nine months ended June 30, 2007 were $5,509,244 compared to $5,237,927 for the nine months ended June 30, 2006.  The increase from fiscal 2006 to fiscal 2007 was the result of our increased spending on research and development and our increased level of general and administrative cost as discussed above.

Cash Flows from Investing Activities.  Cash flows used in investing activities for the nine months ended June 30, 2007 were $1,328,929 compared to $457,411 for the nine months ended June 30, 2006.  The cash flows used in investing activities consist of  $1,229,578 for the purchase of property, plant and equipment, the majority of which was used for the purchase of a quintiplex frac pump.  Also included in cash flows used in investing activities for the nine months ended June 30, 2007 are $99,351 for costs associated with filing new and protecting existing patents.  We anticipate that our capital expenditures for the next year will continue to be fully funded from our available cash and cash equivalents.

Cash Flow from Financing Activities.  Net cash provided by (used in) financing activities for the nine months ended June 30, 2007 was $10,523,014 compared to ($97,498) for the nine months ended June 30, 2006.  On October 19, 2006, we completed the sale of five million shares of our common stock to institutional and other accredited investors at $2.35 per share. We received gross proceeds of $11.75 million, which we are using to manufacture additional PID Systems, to hire and train qualified personnel, to fund a new particle injection system, to fund additional research and development, for general corporate purposes and for expenses associated with the offering.  In addition, the investors received warrants to purchase 1.5 million shares of our common stock with an exercise price of $3.25 per share. The warrants became exercisable commencing on April 22, 2007 and will expire on October 19, 2011. We have valued these warrants at $2,835,000 using the Black-Scholes option pricing model and this amount was charged to shareholders equity.

Contractual Obligations.  In April 2006, we entered into a thirteen month lease agreement for our new corporate offices at 11757 Katy Freeway, Suite 1300, Houston, Texas 77079, that commenced in May 2006. In connection with the execution of this new lease agreement, we delivered to the lessor a security deposit of $9,400. This lease expired on May 31, 2007, and we are renting the offices on a month-to-month basis.

The lease for our commercial operating facility expired on June 30, 2007.  Currently, we are renting the facility on a month-to-month basis.

In April 2007, we entered into a 60 month lease agreement for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility will combine the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The Company is expected to commence the new lease on or around September 1, 2007.  The total future minimum lease payments under this lease are $2,213,786.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligation and Short Term Notes Payable (including current portion)	$18,781	$11,070	$7,711	$—	$—
Purchase Obligations	21,180	21,180
Operating Lease Obligations*	2,213,786	239,068	1,346,272	628,446	—
Total	$2,253,747	$271,318	$1,353,983	$628,446	$—

* Operating Lease Obligations include the future minimum lease payments for the new corporate office and operating facility that was executed in April 2007.

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology.  As of June 30, 2007, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

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

Income Taxes.   The Company reports its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS No. 109 computation. For the nine months ended June 30, 2007, there were permanent and temporary differences of approximately $17,000 and $1,581,000, respectively. At June 30, 2007, we had cumulative net operating loss carryforwards of approximately $23,603,000, which expire in years 2007 through 2025. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at June 30, 2007, have been offset by valuation reserves of the same amount.

Net Loss per Share.   The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were 2,498,200 and 2,349,650 shares for the three months ended June 30, 2007 and 2006, respectively, and 2,485,717 and 2,303,555 shares for the nine months ended June 30, 2007 and 2006, respectively.

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

Item 4.                          Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q filed with the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There was no change in our internal control over financial reporting during our third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2007, a holder of outstanding warrants exercised its right to purchase 25,000 shares of our common stock at $2.00 per share on a cashless exercise basis.  The fair market value of our common stock on the date of exercise was $3.76.  As a result of this cashless exercise, we issued 24,202 shares of our common stock to the holder of this warrant and withheld issuing 798 shares of our common stock in satisfaction of the exercise price under the warrant.

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

Item 5.                        Other Information

On August 7, 2007, the Compensation Committee of our Board of Directors approved, awards of 500,000 shares of restricted stock in the aggregate to our Chief Executive Officer, Mr. Jim B. Terry.  The forms of the award agreements are filed with this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2 and 10.3 and are incorporated herein by reference.  The forfeiture restrictions with respect to these awards lapse as follows:

•                                           with respect to 129,250 shares, the restrictions lapse on the date we file our first quarterly or annual report with the U.S. Securities and Exchange Commission in which we report Adjusted EBITDA (as defined in the award agreement) for a fiscal quarter that is greater than $0;

•                                           with respect to 200,000 shares, the restrictions lapse on the date we consummate a strategic transaction with a third party that the Compensation Committee of our Board of Directors, in its sole discretion, determines satisfies certain criteria described in the award agreement; and

•                                           with respect to 170,750 shares, the restrictions lapse on the date we file our first quarterly or annual report with the U.S. Securities and Exchange Commission in which we report, for two consecutive fiscal quarters, cumulative revenues in an amount equal to or greater than $1.0 million, in the aggregate.

In addition, on August 7, 2007, we entered into an amendment to the Employment Agreement with Mr. Terry.  The amendment is filed with this Quarterly Report on Form 10-Q as Exhibit 10.4 and is incorporated herein by reference.  The purpose of the amendment to Mr. Terry’s Employment Agreement was to provide that in the event any payment or distribution to Mr. Terry is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any interest or penalties with respect to such excise tax, we have agreed to make an additional payment to Mr. Terry in an amount such that after payment by Mr. Terry of all taxes (including such excise tax imposed on such additional payment), Mr. Terry will retain an amount of such payment equal to the amount of the excise tax imposed upon such payment.

We had previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2007 that Mr. Steve Weyel had indicated his intention to resign from our board of directors upon the later to occur of (1) our board of directors has elected a nominee to replace Mr. Weyel or (2) July 1, 2007.  On August 7, 2007, Mr. Weyel notified us of his resignation from our board of directors, effective immediately.  The Nominating and Corporate Governance Committee of our board of directors has commenced a search process to recommend to the board of directors a nominee to replace Mr. Weyel, however, no replacement has been identified by the Nominating and Corporate Governance Committee to date.

Item 6.                          Exhibits

Exhibits:

Exhibit No.	Description

10.1	Restricted Stock Award dated August 7, 2007 to Mr. Jim B. Terry (2005 Stock Incentive plan)

10.2	Restricted Stock Award dated August 7, 2007 to Mr. Jim B. Terry (2007 Stock Incentive plan)

10.3	First amendment to Employment Agreement by and between Particle Drilling Technologies, Inc. and Jim B. Terry dated August 7, 2007

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Filed herewith

**             Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTICLE DRILLING TECHNOLOGIES, INC.
(Registrant)

Date: August 7, 2007	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Senior Vice President and Chief Financial Officer (authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Restricted Stock Award dated August 7, 2007 to Mr. Jim B. Terry (2005 Stock Incentive plan)

10.2	Restricted Stock Award dated August 7, 2007 to Mr. Jim B. Terry (2007 Stock Incentive plan)

10.3	First amendment to Employment Agreement by and between Particle Drilling Technologies, Inc. and Jim B. Terry dated August 7, 2007

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Filed herewith

**             Furnished herewith