Form 10-K
period 2007-09-30
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2007-12-13
CIK 759153

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-30819

Particle Drilling Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1563395
(State of incorporation)	(I.R.S. Employer Identification No.)

5611 Baird Court Houston, Texas 77041 (Address of principal executive offices)

Registrant’s telephone number, including area code:

713-223-3031

11757 Katy Freeway Suite 1300
Houston, Texas 77079

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $99,373,500 as of March 31, 2007 (based on the last sale price of such stock as quoted on the NASDAQ Capital Market).

As of December 6, 2007, there were 31,629,901 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: None

Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us,” or “our” are to Particle Drilling Technologies, Inc. and its subsidiary.

PART I

Item 1. Business

General

Particle Drilling Technologies, Inc., a Nevada corporation, is a holding company organized on June 14, 2002 and was formerly known as MedXLink Corp. We changed our name to Particle Drilling Technologies, Inc. on January 25, 2005, following the merger on January 14, 2005 of our wholly-owned subsidiary with and into Particle Drilling Technologies, Inc., a Delaware corporation (“PDTI”). Prior to our acquisition of PDTI, we were a shell company. Currently our business consists of one segment and is conducted solely in the United States. Information about our net loss and total assets is located under “Item 8. Financial Statements and Supplementary Data.”

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

The patented PID System utilizes a specially-designed “fit for purpose” drill bit fitted with jetting nozzles and polycrystalline diamond compact cutting structures. We refer to this bit as the “PID bit.” The nozzles in the PID bit serve to accelerate hardened steel particles entrained within ordinary drilling mud to fracture and remove the formation ahead of the bit. The particles flow back up the well bore annulus along with the drilling mud and formation cuttings to the surface where the PID System separates and re-circulates the steel particles. The PID System is operated primarily utilizing hydraulic energy that is available on drilling rigs used today in combination with the PID System equipment. Each particle is driven into the rock formation at a high velocity and delivers a force many times greater than the compressional strength of the rock, even in formations that exist in the subsurface at elevated hardness and stress. Depending on the volume of particles introduced into the drilling mud, the number of particle strikes on the formation is typically in excess of four million per minute, thereby yielding a higher rate of penetration than conventional drill bits in suitable formations.

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

The PID System is designed to entrain, circulate, and recover the particles in the mud system without allowing the particles to circulate through the rig pumps. The PID System is designed as a mobile service that we expect to be provided to the oil and gas operator as part of the normal drilling process and is configured to service a well in progress with minimal interference. The particle injection system used on the previous commercial trials consisted of a stage one and stage two eductor mechanism which was powered by a high horsepower quintaplex frac pump. As we have gained more experience with PID drilling and have run the system for longer periods of time, we have determined that the continuously increasing and fluctuating well pressure encountered on recent trials resulted in unexpected levels of maintenance on the frac pump and caused difficulty in maintaining a continuous flow of particles to the drill bit. While the current particle injection system has allowed us to demonstrate the potential of the PID technology, it has been unreliable. In April 2007, we began testing an extruder based injection system and the associated pressure diffuser. The pressure diffuser was determined to be unreliable in July and therefore we began testing a pressurized extruder system. In early August 2007, we were able to successfully inject particles, at a controllable rate, into pressures up to 5,200 pounds per square inch (“psi”). This was the first time that goal was achieved. The next step in the development required a pressure barrier that would allow the pressurized extruder to continuously refill with particles. We selected a high pressure gate valve to serve as the pressure barrier and successfully tested the gate valve in September 2007 for 3,000 cycles, representing approximately three days of operating time. Following this test, all necessary components needed to build the new particle injection system were placed on order. We anticipate that we will be able to assemble and commence in-house testing of  the new injection system prior to December 31, 2007.

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

Business Strategy and Plan of Operation

We believe the PID System has now demonstrated that drilling using the PID technology is feasible and offers an increased rate of penetration compared to conventional drilling tools in hard and abrasive rock formations. During the fiscal year ended September 30, 2007, we completed a total of three commercial field trials, each of which demonstrated an incremental improved performance in terms of both footage drilled and productive drilling time. During our most recent commercial trial in March 2007, a significant portion of our non-productive drilling time (which prevented us from fully commercializing the PID technology) was due to inconsistent performance from our frac pump-based injection system. Following this trial, we decided to halt further drilling until such time as our new particle injection system was fully developed and tested.

In April 2007, we began shop testing our extruder-based injection system. This system relies upon an auger style volumetric feeder that is capable of delivering a controllable volume of steel particles to the drilling rigs’ high pressure standpipe. This system was initially designed to use the steel particles themselves as a dynamic seal to prevent the high pressure fluid from migrating through the extruder and reaching the atmospheric opening on the top side of the extruder. In order to achieve the dynamic seal, the packed particles were to be fed into a high pressure tubular of sufficient length to diffuse the high pressure fluid coming from the drilling rig’s standpipe. This diffusion principle was tested by a third party firm specializing in porosity and permeability measurements, although this testing was done only under static conditions (that is, the packed particles were not moving at the time of the test).

During the period from April to July 2007, we attempted to inject particles into a high pressure fluid line using the diffusion principle under dynamic conditions with limited success. The properties of the particles, the drilling mud and the overall conditions resulted in the inability to create a particle-pack of sufficient length to diffuse pressure and resulted in the high pressure fluid migrating to the atmospheric side of the extruder. After rigorous testing and consultation with outside experts, we concluded that this solution would not work in a commercial setting and decided in late July 2007 that it was necessary to pressurize the entire extruder system.

In late July 2007, we removed the diffuser from the high pressure side of the extruder and inserted a high pressure chamber on what was previously the atmospheric side of the extruder. The high pressure chamber was sufficiently large to contain enough steel particles to inject at the desired rate for approximately one minute. This modification was successful and it was determined that the steel particles could be injected at the desired rate over a broad range of pressures and with varying mud properties. Following this successful test, we then developed a second chamber separated by a pressure barrier that was capable of closing with steel particles entrained in the system. These pressure barriers were tested through enough cycles to confirm  that they are durable enough for commercial application. The upper chamber has been designed to feed the lower chamber on a continuous basis. We believe the new extruder based injection system will be fabricated and ready for shop testing in December 2007. We intend to test the system for 24 to 48 hours before proceeding to the field to conduct our next commercial trial.

During the past two fiscal years, we hired several industry veterans to assist in the development, commercialization and roll-out of this technology.  Further, we have successfully resolved many of the surface equipment issues identified during previous trials. We expect to continuously improve efficiencies as we gain more experience with the PID System and as the new extruder—based injection system becomes field proven.

Our operations plan for the remainder of fiscal year 2008 includes: (1) completing the assembly and initial testing of the new extruder-based injection system in the first quarter of fiscal 2008; (2) completing a commercial field trial early in the second quarter of fiscal 2008; (3) securing additional commercial contracts with potential customers; (4) hiring and training additional field and technical personnel; and (5) assembling additional PID Units.

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

We expect to deliver value to our customers as a specialty service provider utilizing our patented technology in combination with propritery equipment executed by our engineering and field personnel. Based on the experience of our management team in the oilfield services industry, we believe that no other company currently attempts to deliver a comparable drilling service utilizing technology that is similar to the PID System and that is targeted to serve the hard rock drilling market. Instead, we believe suppliers generally design and sell products for hard rock environments that are based on conventional drilling technology.

We expect to operate in a fashion more comparable to a directional drilling or well stimulation service provider. We will provide our system and field personnel to exploration and production operators, service companies and drilling contractors to operate our system as an integral component of the drilling operation.  Initially, we intend to offer our services on a gain sharing basis whereby the cost saved as a result of using the PID System will be shared between us and the exploration and production operator. The PID System is expected to result in higher rates of penetration, thereby reducing drilling costs and lowering finding and development costs to improve the overall economics of the oil and gas industry in certain geologic intervals. In addition, we believe that our customer’s ability to reduce drilling days on their hard rock intervals will translate into more efficient rig utilization, which in turn should allow our customers to drill more wells per year per drilling rig.  While this gain sharing business model is our preferred method to gain market share, we believe that equal or greater returns can be achieved through the sale of PID bits and through a more traditional dayrate or fixed fee structure. Initially, we intend to utilize the revenue model most preferred by our potential customer base so long as satisfactory returns are realized.

Industry

Oil and natural gas markets have seen a robust pricing environment since 2002. While there has been a decline in natural gas prices during 2007, oil prices have reached record highs. While natural gas prices have recently decreased from historic highs as a result of moderate temperatures and high inventories, we believe the underlying fundamentals continue to support drilling activities and long term natural gas prices. As of November 16, 2007, the Baker Hughes U.S. land rig count was at 1,706, a 7.5% increase from a year earlier.

 The increase in working rigs coupled with softer than expected natural gas prices during 2007 has resulted in a decrease in rig day rates that have otherwise enjoyed significant and steady increases over the last five years; however, overall domestic and foreign drilling activity and rig utilization levels are projected to continue to be strong. Current land rig utilization rates are approximately 85% in the U.S. and approximately 95% in key foreign markets. Although there may be occasional decreases in rig day rates due to increased rig supply, we expect rig utilization and drilling activity levels will continue to be robust throughout 2008.

We do not believe the current conventional drilling process using traditional rotary rig equipment and conventional drill bits has fundamentally changed for many years. Typically, gains in rates of penetration and absolute drilling efficiency were very small and incremental until 1989. At that time, fixed cutter polycrystalline diamond compact bits, or “PDC bits,” became a functional alternative to roller cone bits for a limited but growing segment of the drilling market. This technology was focused on wells drilled in softer formations as PDC bits could achieve higher rates of penetration and longer run times, both of which achieved appreciable cost savings by reducing drilling time. The industry has adopted PDC bits for these specific applications, although a PDC bit often costs several times more than a comparable roller cone bit.  Despite the increased effectiveness of the PDC bit and other technologies, we believe that operators continue to actively seek ways to improve rates of penetration, particularly in hard rock and abrasive formations, and are very receptive to using promising new technologies to reduce well construction cost.

The PID System

Particle Recovery System – The PID System utilizes a mobile particle delivery and recovery system capable of operating with conventional drilling rigs used in our target markets. Our system is designed to entrain, circulate, and recover the particles without allowing the material to pass through the rig pumps. Previous particle abrasive drilling systems did not have the ability to circulate, separate, and re-inject the abrasive or abrading particles and the material passed through the normal rig pumps. An example is the system known as “Abrasive-Jet Drilling” used by Gulf Research and Development Co., a division of Gulf Oil Corporation (“Gulf”), in the 1960’s and 1970’s. Gulf made a number of significant advances in the technology of delivering particles under pressure for the purpose of increasing rate of penetration. Basically, the Gulf system used fine particle abrasives to abrade the formations in order to remove it. This technology requires very high surface pressures of up to 11,000 psi in order to give the small particle the velocity to abrade the formation ahead of the drill bit. In contrast, the PID System utilizes larger particles at normal rig pressures to fracture the formation ahead of the drill bit.

Rig Integration — The PID System is designed to connect to and service an operational well in progress with minimal interference to normal drilling operations. All PID System equipment is either mounted on  skids or trailers, and can be coupled to a conventional drilling rig during a scheduled bit trip. A good portion of the PID System is mobilized and rigged up offline so as not to interfere with the drilling operation in progress. Once the operator is finished with the PID interval, the PID System can generally be taken offline during a bit trip without interfering with normal drilling operations. We believe this operational transparency is extremely important for industry acceptance of the PID System.

PID Bit – We are continuing the development of our fit-for-purpose PID bit. The PID bit is a fixed-cutter and nozzle bit designed with a PDC cutting structure.  To date, we have developed and tested a 7 7/8 inch PID bit and an 8 1/2 inch PID bit and have completed the investment casting process on both PID bits so that we can mass produce PID bits at a cost that is less than half the cost of our previous PID bits.  Further, we have initiated the design of a 6 1/2 inch PID bit in order to address deeper drilling markets identified to us by prospective customers.

Testing of the PID System

We have now completed four full scale commercial trials using the PID technology. The first three trials were conducted in the Uinta basin in Utah with Gasco Energy, Inc. The first trial was completed in April of 2006 and the last trial was completed in December 2006. During these trials, we deployed for the first time the patented PID System on an actual gas well drilling at depths below 10,000 feet. During these three tests, we demonstrated (i) the PID System was capable of delivering rates of penetration that were in-line with or greater than our target penetration rates, which are three times faster than conventional drilling techniques, (ii) we could inject particles while drilling and (iii) we could successfully recover steel particles from the well bore. Due to the age and condition of the drilling rig used on the first trial, we experienced certain rig integration issues which were resolved prior to the completion of the first trial. We also demonstrated our ability to recover the steel particles from the well bore even following a complete rig pump shut down. During this trial, we demonstrated on multiple occasions  that the PID technology does not damage the well bore, even in situations where several thousand pounds of steel particles settle on top of the PID bit.

In order to achieve continuous PID drilling operations, it is critical to continuously inject and recover the injected particles from the well bore, process them and prepare them for reinjection. During the first field trial, the PID System particle recovery unit became overrun with steel particles and was no longer capable of recovering the particles for re-injection. This accounted for 90% of the PID System’s downtime. Based on this experience and the likelihood for this particle recovery unit to cause problems on future wells, we designed a completely new particle recovery unit that was tested successfully on trials two and three. This new recovery unit will be incorporated into all future PID Units.

In November 2006, we completed our second commercial trial with Gasco. On this trial, we entered the well at a depth of 11,535 feet and drilled approximately 92 feet in 7 hours during the first day of drilling. Certain issues with our frac pump driven injector system limited our drilling performance on the second day and the trial was concluded after drilling a total of 118 feet. The subsequent conventional bit averaged 90 feet in each 24-hour period during the following five days.

In December 2006, we completed our third commercial trial with Gasco. On this trial, we further improved our performance by drilling approximately 121 feet in 8 hours during a 24-hour period. This was our best performance to date, although the frac pump suffered maintenance issues and we were forced to suspend drilling.

In February 2007, we signed a one-year contract with a large independent oil and gas company that is operating in the United States to conduct a series of commercial trials in the Deep Bossier trend in east Texas. In March 2007, we completed the assembly of our new PID System that included  a second frac pump. The new PID System is skid mounted, which allows for quicker rig-up and rig-down. It is also fully automated, based on a variable frequency electric drive system and contains several redundant components further minimizing the risk of disruption.

In March 2007, we conducted our first field trial with this operator in the Travis Peak Formation, which we believe is one of the most abrasive and hard formations in the world. During this field trial, we drilled approximately 212 feet in 12 hours during our first 24 hours of drilling, a substantial improvement from our prior field trials. This trial was suspended as a result of our inability to continue particle injection because of  injector related issues.

The frac pump suffered a number of performance related issues on several of the commercial trials. For example, once drilling reached a total depth of approximately 12,500 feet on the Travis Peak trial, the frac pump was unable to generate enough pressure to continue consistent particle injection rates though it was running at close to its peak sustainable performance level.

Despite the successful improvement in drilling performance from well to well, we determined in April 2007 to focus on the continued development and testing of a new particle injection system and notified our customers that we would not conduct any further field trials until such time as a new injection system was field ready.

Our primary products still need to demonstrate commercial reliability in order to fully realize the potential of the PID technology. Our operations plan calls for completion of the new injection system and further research and development,  followed by a second commercial trial in the Travis Peak formation in east Texas. Poor performance of our new particle injection system or other unexpected events while conducting future commercial trials could further extend the shop and laboratory testing phase, which would delay the full commercialization of the PID System and increase the funds needed to complete our research and development. This would have the effect of slowing our advancement as funds otherwise intended to build new PID Systems and expand our operations may be needed to conduct additional research and development.

Competition

We believe that no other company currently attempts to deliver a comparable drilling service utilizing technology that is similar to the PID System and that is targeted to serve the hard rock drilling market. It is important to note that the oilfield services industry is highly competitive, and most of our potential competitors have greater financial resources than we do. Many of our potential competitors have been in the oilfield service business for many years and have well-established business contacts with exploration and production companies. Competitors may enter markets served or proposed to be served by us, and we may not be able to compete successfully against such companies or have adequate funds to compete effectively. Recent developments in PDC bits have made them more durable and capable of drilling in certain hard rock environments; however, many customers operating in our target markets continue to utilize conventional bits.

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

Pursuant to such acquisition agreements with CFLP, we acquired from CFLP their entire right, title and interest throughout the world in and to patents related to the PID technology, including all CFLP inventions and the following patents:

•      U.S. Patent No. 6,386,300, issued May 14, 2002, entitled “Formation cutting method and system.”

•      Patents in Canada, Australia, and Great Britain that correspond to U.S. Patent No. 6,386,300

•      U.S. Patent No. 6,581,700, issued June 24, 2003, entitled “Formation cutting method and system.”

•      U.S. Patent No. 7,258,176, issued April 21, 2007, entitled “Drill Bit.”

In addition to the inventions embodied in the CFLP patents described above, we have made system improvements and inventions apart from the CFLP agreement.  Accordingly, we have since made numerous other applications for patents, including provisional, utility and continuation-in-part patent applications for various PID System components and apparatuses.  There are presently 41 pending patent applications:  15 in the United States and 26 outside of the United States.  One of the United States applications was recently allowed and is in the process of being formally issued by the United States patent office and all others are pending.

In connection with our acquisition of the PID technology, we agreed to make certain royalty payments to PSI and PSIL. Under our agreement with PSI, we are obligated to pay PSI a royalty on a quarterly basis equal to 18.0% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology for such quarter until an aggregate of $67,500,000 has been paid to PSI. Under our agreement with PSIL, we are obligated to pay PSIL a royalty on a quarterly basis equal to 2.0% of our EBITDA derived from the use of the PID technology for such quarter until an aggregate of $7,500,000 has been paid. We have also entered into additional royalty agreements that require us to pay a total of 4.0% of our quarterly gross revenue derived from the use of the PID technology to certain entities from which we acquired the PID technology. These royalty obligations will have the effect of limiting our liquidity and our profitability. As of September 30, 2007, no payments had been made or accrued with respect to these royalty obligations.

We have continued to enhance and improve upon the PID technology and to develop additional technology and know-how in the application of the PID technology. The PID technology and related technologies remain core to our business, and we have continued to seek patent protection in the United States and other countries in which we expect there to be a significant market for our technology.

Research and Development

We are in the early phase of commercial deployment and will continue to invest in research and development. Our research and development program is intended to improve existing products and processes, develop new products and processes, and improve engineering standards and practices that will serve the changing needs of our customers. Our expenditures for research and development activities were $5,894,101 in 2007, $5,964,438 in 2006, and $2,802,155 in 2005.

In our effort to enhance the PID technology, we will continue to seek less expensive ways to manufacture PID bits and other key components of our system and to identify efficiencies going forward. Further, we intend to continue investing in research and development in order to expand the market opportunities for PID technology.

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

We regularly monitor and review our operations, procedures and policies for compliance with environmental laws and regulations and our operating permits. There can be no assurance that a review of our past, present or future operations by courts or federal, state, local or foreign regulatory authorities will not result in determinations that could have a material adverse effect on us. In addition, the revocation of any of our material operating permits, the denial of any material permit application or the failure to renew any interim permit, could have a material adverse effect on us. In addition, compliance with more stringent environmental laws and regulations, more vigorous enforcement policies, or stricter interpretations of current laws and regulations, or the occurrence of an industrial accident, could have a material adverse effect on us.

Employees

As of December 13, 2007, we had 22 employees. None of our employees are covered by collective bargaining agreements. We believe that relationships with our employees are satisfactory.

Website

Our website is www.particledrilling.com. The filings we make with the Securities and Exchange Commission (“SEC”), such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they have been filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “1934 Act”).  Forms 3, 4 and 5 filed with respect to equity securities under Section 16(a) of the 1934 Act are also available on our website.  All of these materials are located at the “Investor Relations” link on our website.

Our website also includes the following corporate governance materials, at the link “Corporate Governance”: the Code of Business Conduct & Ethics and charters of each Board committee, consisting of  the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. You may also obtain a printed copy of any of the materials referenced above by contacting us through our website or at the following address: Particle Drilling Technologies, Inc., 5611 Baird Court, Houston, Texas 77041.

Item 1A. Risk Factors

We have limited sources of liquidity and may not be able to obtain sufficient funding to realize positive cash flows.

We require substantial capital to pursue our operating strategy and execute our business plan. As we have no revenue and therefore limited sources of cash, we will continue to rely on external sources for liquidity, and for the foreseeable future, our principal source of working capital will be from capital we have raised through private placements of our securities and other external sources. In management’s opinion, based on available cash and cash equivalents on hand as of September 30, 2007, we will need to reduce overhead and research and development costs as compared to previous years, complete the sale of various non-core assets or may need to raise additional outside capital in order to maintain sufficient liquidity to meet our working capital and capital expenditure requirements for the next 12 months.

Our current monthly operating overhead is approximately $350,000, excluding research and development project costs and non-cash expenses such as depreciation, stock-based compensation and other non-cash expenses, and we expect that such amount will increase as we expand our operations. Should we require additional capital, we may not be able to obtain funds from external sources in sufficient amounts to fund our business plan.

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

The business of PDTI was originally established in June 2003 to: (1) purchase certain of the assets and assume certain of the liabilities of PSI and PSIL related to the PID technology; (2) purchase certain patents underlying the PID technology from CFLP; (3) acquire certain technology licenses related to the PID technology from CTL; (4) continue the funding of research and development expenses with respect to the technology acquired; and (5) take steps towards the commercialization of the PID technology. To date, the business has not generated revenue from its operations. We may not be able to fully commercialize our product or generate profitable revenues. Additionally, we and our business have a limited operating history that investors can analyze to aid them in making an informed judgment as to the merits of an investment in us. Any investment in us should be considered a high risk investment because you will be investing in a company with unforeseen costs, expenses, competition, and other problems to which new ventures are often subject. In addition, the technology we acquired is still in the early stage of development for commercial use and has produced only limited results in a commercial setting. Because we are an early stage company, our prospects must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive industry.

The PID System is a new technology and it may not be fully accepted in the marketplace to the degree anticipated by management.

The PID technology has only been used or deployed in limited commercial gas wells. To management’s knowledge, no company has yet marketed a salable product using the technology we are developing. Market acceptance of our products will largely depend upon our ability to demonstrate the PID System’s efficiency, cost effectiveness, safety features and ease of use. We may not be able to demonstrate that the PID System can effectively be deployed on a significant number of commercial oil and gas wells in a safe and cost-effective manner. The use of the PID technology will also depend upon concerted sales efforts by our management team. The PID System may never be fully accepted in the market in preference to other competing technologies that currently exist or that may subsequently be developed. If our products are not fully accepted by the marketplace, we may not realize sufficient revenues or cash flow to execute our operations plan and we may be forced to pursue a different strategy or liquidate our company.

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

Our primary products must demonstrate satisfactory performance in a significant number of oil and gas wells. Our operations plan calls for further research and development, including the development of different bit sizes and the completion of our development effort to deliver a new particle injection system. Poor performance of the PID bit or other components of the PID System while conducting commercial trials could reveal additional unidentified issues and further extend the shop and laboratory testing phase, which could further delay the full commercialization of the PID System and increase the funds needed to complete our research and development. Further, in order to fully implement our business plan, we will be required to hire and train a substantial number of new employees. Currently, the oilfield industry is strained and operating at near full capacity from a human resource perspective, which could limit our ability to hire and train adequate qualified personnel. These circumstances would have the effect of slowing our advancement as funds otherwise intended to build new PID Systems and expand our operations may be needed to conduct additional research or procure and train adequate human resources.

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

In connection with our acquisition of the PID technology, we agreed to make certain royalty payments to PSI and PSIL. Under our agreement with PSI, we are obligated to pay PSI a royalty on a quarterly basis equal to 18.0% of EBITDA derived from the use of the PID technology for such quarter until an aggregate of $67,500,000 has been paid to PSI. Under our agreement with PSIL, we are obligated to pay PSIL a royalty on a quarterly basis equal to 2.0% of our EBITDA derived from the use of the PID technology for such quarter until an aggregate of $7,500,000 has been paid. We have also entered into additional royalty agreements that require us to pay a total of 4.0% of our quarterly gross revenue derived from the use of the PID technology to certain entities from which we acquired the PID technology. These royalty obligations will have the effect of limiting our liquidity and our profitability.

We rely on the intellectual property rights we acquired to the PID technology and we may not be able to successfully protect or defend our intellectual property rights. Our competitive position depends to a significant extent on our ability to assert and defend our intellectual property rights in order to restrict other competitors from offering similar services.

Our success depends on certain patents and patent applications that we purchased from CFLP, CTL, PSI and PSIL, along with other proprietary intellectual property rights we have developed or intend to develop. We rely on a combination of nondisclosure and other contractual arrangements and trade secret, patent, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. The steps we have taken to protect our rights may not be adequate to deter misappropriation of our proprietary information. We also may not be able to detect unauthorized use of and take appropriate steps to enforce our intellectual property rights. In addition, the laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as do the laws of the United States. Also, despite the steps taken by us to protect our proprietary rights, others may develop technologies that are similar or superior to the PID technology and/or design around the proprietary rights we own.

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

The oilfield services industry is highly competitive, and most of our potential competitors have greater financial resources than we do. Many of our potential competitors have been in the oilfield drilling business for many years and have well-established business contacts with exploration and production companies. Competitors may enter markets served or proposed to be served by us, and we may not be able to compete successfully against such companies or have adequate funds to compete effectively.

If we are able to successfully commercialize the PID technology, we expect that demand for our PID System will depend on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices and other factors.

If we are able to successfully commercialize the PID technology, we expect that demand for our PID System will be substantially dependent on the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Oil and natural gas companies typically reduce exploration and development activity during periods of low or volatile oil and natural gas prices. The markets for oil and natural gas historically have been volatile and are likely to continue to be so in the future. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the level of exploration, development and production activity by our customers which will result in a decrease in the demand for our PID System and could have a material adverse effect on our financial condition or results of operations.

Factors affecting the prices of oil and natural gas include:

•                  the level of demand for oil and natural gas;

•                  worldwide political, military and economic conditions, including, but not limited to, the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil;

•                  oil and natural gas production/inventory levels;

•                  the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

•                  global weather conditions;

•                  interest rates and cost of capital; and

•                  tax laws.

Because our PID System is used in potentially hazardous applications and operations, our business is subject to risks associated with events that result in personal injuries, loss of life, damage to or destruction of property, equipment or the environment and suspension of operations.

Our PID System is used in potentially hazardous drilling applications. These activities are dangerous and accidents can result in:

•                  personal injury;

•                  loss of life;

•                  damage to or destruction of property, equipment and the environment; and

•                  suspension of operations.

Litigation arising from a catastrophic occurrence at a location where our PID System is used may result, in the future, in our being named as a defendant in lawsuits asserting potentially large claims.

The frequency and severity of any of these incidents would affect our operating costs, insurability and relationships with customers, employees and regulators. Any increase in the frequency or severity of these incidents, or the general level of compensation awards resulting from these incidents, could affect our ability to obtain projects from oil and natural gas companies or insurance covering these incidents.

Compliance with environmental and other government regulations could adversely affect our business.

Our business is significantly affected by federal, state and local laws and regulations relating to:

•                  the oil and natural gas industry; and

•                  worker safety and environmental protection.

If we are able to successfully commercialize the PID technology, we expect that demand for our PID System will be affected by a variety of factors, including taxes, price controls and the adoption or amendment of laws and regulations. For example, the adoption of laws and regulations curtailing the exploration and development of oil and natural gas in our expected areas of operation for economic, environmental or other policy reasons could adversely affect our operations by limiting demand for our products and services.

 The technical requirements of the foreign, federal, state and local laws and regulations affecting our businesses are becoming increasingly complex and stringent. For instance, some environmental laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of the party. Sanctions for noncompliance with these laws and regulations may include:

•                  revocation of permits;

•                  issuance of corrective action orders;

•                  assessment of administrative, civil or criminal penalties; and

•                  issuance of injunctions restricting or prohibiting our operations.

Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations also may expose us to liability for the conduct of, or conditions caused by, others, or for our acts that were in compliance with applicable laws at the time the acts were performed.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock or future issuances of additional shares of our common stock, any of which could have an adverse effect on the market price of our common stock.

In connection with our acquisition of our subsidiary, Particle Drilling Technologies, Inc., a Delaware corporation, we assumed warrants to purchase 86,141 shares of common stock and options issued under PDTI’s 2004 Incentive Stock Plan to purchase 2,760,000 shares of common stock. In connection with the private placement of our common stock in February 2005, we granted the placement agent warrants to purchase 1,500,000 shares of our common stock, of which 205,000 were still outstanding as of  September 30, 2007. In connection with the private placement of our common stock in October 2006, we granted the investors warrants to purchase 1,500,000 shares of our common stock. Since our acquisition of PDTI, we have issued options to purchase an additional 1,303,375 shares of our common stock under our equity incentive plans. The common stock issuable upon exercise of these options and warrants represents approximately 18% of our outstanding shares of common stock on a fully-diluted basis. The exercise of these options and warrants would result in substantial dilution to our existing stockholders and any sales of these shares of common stock, or the perception that these sales might occur, could lower the market price of our common stock.

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

Moreover, our common stock, which began trading on The NASDAQ Capital Market® on June 28, 2005, does not have substantial trading volume. During the year ended September 30, 2007, the average daily trading volume of our common stock as reported by The NASDAQ Capital Market® was approximately 121,000 shares, which represents less than 1% of our outstanding shares of common stock. As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock.

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

Item 1B. Unresolved Staff Comments

None Applicable

Item 2. Properties

We currently lease our 48,750 square foot executive office and industrial facility located at 5611 Baird Court, Houston, Texas 77041. The term of this lease is for 60 months and commenced in September 2007.

We believe that our property is generally in good condition, is well maintained, and is generally suitable and adequate to conduct our business.

Item 3.  Legal Proceedings

On February 17, 2006, PDTI closed a settlement agreement, entered into on February 8, 2006, related to certain litigation styled Cause No. 2004-63506, Particle Drilling Technologies, Inc. vs. Harry B. Curlett, Curlett Family Limited Partnership, Ltd., CCore Technology and Licensing, Ltd., and Deep Heat Energy Corporation, in the 333rd Judicial District Court of Harris County, Texas.  As part of the settlement agreement, all parties released all claims against each other, and, on February 21, 2006, the Court dismissed all claims among the parties with prejudice.  The Court’s dismissal became final on March 24, 2006.

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

During efforts to draft an Amended Exclusive License Agreement reflecting the amendments made in the settlement agreement, CFLP took the position that PDTI has a greater obligation to share information with it than provided in the amendments and that CFLP has greater rights in PDTI’s improvements than provided in the amendments.  On March 20,

2006, PDTI and CFLP were unable to settle their dispute over these issues through mediation.  Prior to the conclusion of that process, however, CFLP filed the following lawsuit.

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

On June 15, 2006, the Court granted a summary judgment in favor PDTI and against CFLP, thereby disposing of all of CFLP’s claims against PDTI and granting PDTI declaratory relief as to the Exclusive License Agreement, as amended by the settlement agreement.  Thereafter, PDTI requested that the Court make an award against CFLP for a part of PDTI’s attorneys’ fees and expenses incurred in the lawsuit.  On July 26, 2006, the Court ordered that PDTI recover $26,525 in attorneys’ fees and $2,750 in expenses from CFLP.

On July 26, 2006, the Court signed a judgment incorporating its orders on the summary judgment and attorneys’ fee issues.  Under the judgment, (1) CFLP took nothing by its claims against PDTI, and PDTI was entitled to recover  all taxable costs from CFLP; (2) after February 17, 2006, CFLP had no license rights to any of PDTI’s improvements to the Licensed Patents under the Exclusive License Agreement, as amended by the settlement agreement, without qualification as to when PDTI made or acquired those improvements; (3) PDTI had no obligation to share any information with CFLP or disclose any information to CFLP except for information in the public domain that it is otherwise obligated to provide under the Exclusive License Agreement as amended by the settlement agreement; and (4) PDTI was entitled to recover from CFLP attorneys’ fees in the amount of $26,525 and expenses in the amount of $2,750 with interest thereon as provided by law and its taxable costs.  On November 9, 2007, the United States Court of Appeals for the Fifth Circuit affirmed the judgment in all respects except as to the award of attorneys’ fees and expenses.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal year 2007 to a vote of the holders of our common stock, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol PDRT. The following table sets forth the high and low bid prices per share of our common stock for the fiscal years ended September 30, 2007 and 2006.

	High	Low
Fiscal Year Ended September 30, 2006
First Quarter	$6.03	$3.58
Second Quarter	$7.50	$4.42
Third Quarter	$6.22	$2.93
Fourth Quarter	$3.94	$2.50

Fiscal Year Ended September 30, 2007
First Quarter	$4.50	$2.37
Second Quarter	$4.39	$3.34
Third Quarter	$4.25	$2.05
Fourth Quarter	$3.42	$1.91

Holders

The approximate number of holders of record of the shares of our common stock was 243 as of December 3, 2007.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of September 30, 2007, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	—	—	1,204,250
Equity compensation plans not approved by security holders**	5,854,516	$2.18	11,250

Total	5,854,516	$2.18	1,215,500

*                    In March 2007, our shareholders approved and adopted the Particle Drilling Technologies, Inc. 2007 Stock Incentive Plan. This plan provides for the issuance of up to 1,500,000 shares of common stock pursuant to incentive stock options, non-statutory stock options and restricted stock grants to our directors, employees and consultants. Awards may be granted at not less than the fair market value (as defined in this plan) on the date the awards are granted. The options expire ten years after the date of grant unless otherwise specified in the award agreement.

**The following equity compensation plans have not been approved by security holders:

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

•             In March 2005, our Board of Directors approved and adopted the Particle Drilling Technologies, Inc. 2005 Stock Incentive Plan. This plan provides for the issuance of non-statutory stock options and restricted stock grants to our directors, employees and consultants. This plan provides for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock. Awards may be granted at not less than the fair market value (as defined in this plan) on the date the awards are granted. The options expire ten years after date of grant unless otherwise specified in the award agreement.

•             On April 30, 2004, Particle Drilling, Inc. granted warrants to ten consultants as consideration for services provided to Particle Drilling, Inc. Pursuant to these warrants, the ten consultants have the right to purchase up to an aggregate of 19,000 shares of common stock of Particle Drilling, Inc. (consisting of warrants to purchase 5,000 shares, 5,000 shares, 5,000 shares, and 4,000 shares). On June 17, 2004, Particle Drilling, Inc. granted warrants to an additional consultant for services provided to Particle Drilling, Inc., pursuant to which such consultant has the right to purchase up to 10,000 shares of common stock of Particle Drilling, Inc. The warrants described in this paragraph have an exercise price of $0.12 and a maximum term of five years from the date granted. All of these warrants were converted into warrants to purchase common stock of PDTI in connection with the merger of Particle Drilling, Inc. into PDTI, and were then assumed by our company in connection with our acquisition of PDTI.

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

•             On February 9, 2005, we granted warrants to seven parties affiliated with the placement agent in connection with the private placement of our common stock in February 2005 as consideration for services provided to us. Pursuant to these warrants, the parties affiliated with the placement agent have the right to purchase up to an aggregate of 205,000 shares of our common stock (consisting of warrants to purchase 135,000 shares, 30,000 shares, 25,000 shares and 15,000 shares). The warrants described in this paragraph have an exercise price of $2.00 per share and a maximum term of ten years from the date granted.

•             On October 17, 2006, we granted warrants to parties in connection with the private placement of our common stock in October 2006. Pursuant to these warrants, the parties affiliated with the placement agent have the right to purchase up to an aggregate of 1,500,000 shares of our common stock. The warrants described in this paragraph have an exercise price of $3.25 per share and a maximum term of ten years from the date granted.

Unregistered Sales of Equity Securities

None.

Item 6. Selected Financial Data

The following table sets forth our selected financial data derived from our consolidated financial statements. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report.

					Period from
					June 9, 2003
					(date of
					inception) to
	Year Ended September 30,				September 30,
	2007	2006	2005	2004	2003

Statement of Operations Data:
Revenues	$—	$—	$—	$—	$—
Operating expenses:	—	—	—	—	—
Research and development	5,894,101	5,964,438	2,802,155	621,752	39,626
General and administrative	4,942,621	4,581,604	3,182,313	2,683,024	503,158
Impairment of asset	295,260	—	—	—	—
Loss from operations	(11,131,982)	(10,546,042)	(5,984,468)	(3,304,776)	(542,784)
Other income (expenses)	377,713	356,455	260,050	(26,224)	—
Net loss	$(10,754,269)	$(10,189,587)	$(5,724,418)	$(3,331,000	$(542,784)

Basic and Diluted Net Loss Per Share:
Loss from operations	$(0.37)	$(0.43)	$(0.27)	$(0.25)	$(0.07)
Net loss	$(0.36)	$(0.42)	$(0.26)	$(0.25)	$(0.07)
Weighted average shares outstanding	30,185,030	24,520,619	22,150,365	13,364,183	7,741,646

Cash Flow Data:
Net cash used in operating activities	$(6,870,071)	$(7,192,123)	$(4,625,184)	$(1,714,691)	$(250,566)
Net cash used in investing activities	(1,629,629)	(843,515)	(1,723,254)	(267,546)	(351,031)
Net cash (used in) provided by financing activities	10,670,043	(177,422)	16,832,721	1,999,098	605,099

Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,461,929	$2,291,586	$10,504,646	$20,363	$3,502
Working capital surplus (deficiency)	4,329,347	1,411,485	9,386,096	(1,301,027)	(5,575)
Total assets	7,827,079	5,483,362	13,548,413	1,570,585	362,033
Long-term debt	24,537	15,305	9,463	20,201	—
Total stockholders’ equity	6,491,247	3,967,629	12,148,107	118,459	69,120

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

We are a development-stage company and have a limited operating history. Our predecessor company for financial reporting purposes was formed on June 9, 2003 to acquire the technology related to the Particle Impact Drilling System (the “PID System” or “PID technology”). We are still developing this technology, and to date, we have not generated any revenues from our operations. As we continue to execute our operations plan, we expect our development and operating expenses to increase.

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

Comparison of Year Ended September 30, 2007 with Year Ended September 30, 2006

Research and development.    Research and development expenses were $5,894,101 and $5,964,438 for the fiscal years ended September 30, 2007 and 2006, respectively, representing a decrease of $70,337. During the fiscal year ended September 30, 2006, we conducted a test program with the PID System at Catoosa in November 2005 resulting in costs of approximately $385,000. A commercial trial with a customer in May 2006 resulted in job differential time charges of approximately $135,000, and a second attempted commercial trial with the same customer in September 2006 resulted in job differential time charges of approximately $81,000. We incurred other field charges of approximately $511,000 associated with the two customer trials during the fiscal year ended September 30, 2006. During the fiscal year ended September 30, 2007, we only incurred approximately $74,000 in job differential time charges and there have been no additional test programs of the PID System at Catoosa. Further, during the period from October 2006 to September 30, 2007, we incurred costs of approximately $380,000 related to the design, engineering, construction and testing of two alternative particle injection systems and approximately $500,000 related to the completion of the second PID Unit. These increases in research and development costs that are present in the current fiscal year were offset by a decrease of approximately $585,000 in consulting expenses.

General and administrative.    General and administrative expenses were $4,942,621 and $4,581,604 for the fiscal years ended September 30, 2007 and 2006, respectively, representing an increase of $361,017. Employee related costs increased approximately $912,000, including an increase of approximately $600,000 related to stock based compensation charges. Additional charges for services related to directors’ compensation increased approximately $100,000, which consists mostly of stock based compensation charges. This increase was partially offset by a decrease in legal and litigation expenses which decreased $307,000. Other decreases are primarily related to marketing, Sarbanes-Oxley compliance, and advisory fees, all of which were substantially lower this year due to better terms or lack of similar expenses incurred in the most recently completed fiscal year.

Impairment of asset.  In January 2007, we purchased a quintaplex frac pump for approximately $1.4 million. In September 2007, management decided to place this frac pump on the market for sale as a result of the development of the new extruder-based injection system being constructed that is meant to replace the frac pump based injection system. We commenced our selling efforts during September 2007 at which time the carrying amount of the frac pump was reclassified as an asset held for sale, as currently reflected on the accompanying September 30, 2007 consolidated balance sheet. We recognized an impairment on the asset of $295,260, and the net book value of the frac pump at September 30, 2007 was reduced to $900,000, reflecting management’s estimate of the realizable value of the frac pump. There were no such impairment charges in fiscal 2006.

Other income.    Other income was $377,713 and $356,455 for the years ended September 30, 2007 and 2006, respectively, representing an increase in other income of $21,258. The increase was primarily attributable to an increase in interest income from a larger average cash balance throughout fiscal 2007 compared to fiscal 2006.

Comparison of Year Ended September 30, 2006 with Year Ended September 30, 2005

Research and development.    Research and development expenses were $5,964,438 and $2,802,155 for the fiscal years ended September 30, 2006 and 2005, respectively, representing an increase of $3,162,283. During the fiscal year ended September 30, 2006, we conducted a test program with the PID System at Catoosa in November 2005 resulting in costs of approximately $385,000. A commercial trial with a customer in May 2006 resulted in job differential time charges of approximately $135,000, and a second attempted commercial trial with the same customer in September 2006 resulted in a job differential time charge of approximately $81,000. We incurred other field charges of approximately $511,000 associated with the two customer trials during the fiscal year ended September 30, 2006. Further, during the period from October 2005 to September 30, 2006, we incurred approximately $1.6 million related to the design, engineering, construction and testing of two alternative particle injection systems. Research and development costs also increased as a result of further development, testing and iterations to the PID drill bit and a complete re-design of the PID particle recovery unit. Lastly, as a result of the shift from laboratory testing to field testing, our employee related costs increased by $1.7 million, including an increase of approximately $700,000 related to stock based compensation charges.

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

Other income.    Other income was $356,455 and $260,050 for the fiscal years ended September 30, 2006 and 2005, respectively, representing an increase in other income of $96,405. The increase was primarily attributable to interest income, rental income and the gains on the assignment of a lease in fiscal 2006. Interest income was due to the interest earned on the investment of funds received in our private placement in February 2005.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. We are devoting substantially all of our efforts to product development, commercializing the PID technology and recruiting personnel. We have substantially funded our operations with proceeds from the issuance of common stock. In the course of our development activities, we have sustained operating losses and expect such losses to continue into fiscal 2008. We intend to finance our operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments, the sale of various non-core assets and through cashflow from operations if we are able to successfully engage in commercial operations that generate revenue. However, we have yet to generate any revenues, and have no assurance of future revenues. To management’s knowledge, no company has yet marketed a salable product using the technology we are developing. Even if marketing efforts are successful, substantial time may pass before revenues are realized.

In management’s opinion, based on available cash and cash equivalents on hand as of September 30, 2007, we have the ability to maintain sufficient liquidity to meet our working capital and capital expenditure requirements for the next 12 months. Should there be any unexpected delays in the development of the new particle injection system, management will either reduce certain overhead and research and development costs as compared to previous years or will complete the sale of various non-core assets.  Alternatively, management may choose to raise additional outside capital in order to improve our liquidity position.  Our continued existence depends on the successful development of the PID technology and our ability to successfully commercialize this technology.

Since inception on June 9, 2003 through September 30, 2007, we have financed our operations through private sales of our equity and the issuance of convertible notes, totaling net proceeds of $30,147,913. As of September 30, 2007, we had $4,461,929 in cash and cash equivalents. In October 2006, we completed a private sale of 5.0 million shares of our common stock for $2.35 per share and warrants to purchase 1.5 million shares of common stock at $3.25 per share, yielding gross proceeds of $11,750,000.

Cash Flows from Operating Activities.  Cash flow used for operations is primarily affected by our research and development progress and business development. Net cash flows used in operating activities during the fiscal year ended September 30, 2007 were $6,870,071 compared to $7,192,123 during the fiscal year ended September 30, 2006. The decrease from fiscal 2006 to fiscal 2007 was mainly the result of decreased cash spending on research and development activities associated with the PID System development and commercial trials from the prior year.

Cash Flows from Investing Activities.  Cash flow used in investing activities during the fiscal year ended September 30, 2007 was $1,629,629 compared to $843,515 during the fiscal year ended September 30, 2006. During the fiscal year ended September 30, 2007, we increased capital spending for our research and development activities, primarily as a result of the frac pump purchased in January 2007 for $1,400,000. We anticipate that our capital expenditures for the fiscal year ending September 30, 2008 will continue to be fully funded from our available cash and cash equivalents and from the sale of various non-core assets held for sale.

Cash Flow from Financing Activities.  Net cash provided by (used in) financing activities during the fiscal year ended September 30, 2007 was $10,670,043 compared to $(177,422) during the fiscal year ended September 30, 2006. The majority of the cash provided by financing activities in fiscal 2007 was from the private placement of 5.0 million shares of common stock at $2.35 per share in October 2006 which yielded gross proceeds of $11,750,000.

Contractual Obligations. The lease for our previous commercial operating facility and previous corporate facility expired on June 30, 2007 and May 31, 2007, respectively.

In April 2007, we entered into a 60 month lease agreement that commenced in September 2007 for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility combines the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The total future minimum lease payments under this lease are $2,130,390.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligation and Short Term Notes Payable (including current portion)	$126,306	$101,769	$18,755	$5,782	$—
Equipment Purchase Commitments	272,335	272,335
Operating Lease Obligations	2,130,390	388,947	1,406,271	335,172	—

Total	$2,529,031	$763,051	$1,425,026	$340,954	$—

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our EBITDA derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with PSIL pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CTL, PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology. As of September 30, 2006, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

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

Depreciation and Amortization. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, which ranges from three to six years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Whenever assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred and any significant improvements that extend the useful life of an asset are capitalized.

Stock-Based Compensation.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, Share-Based Payment, (“SFAS No. 123(R)”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. This statement is effective for new awards and those modified, repurchased or cancelled in interim or annual reporting periods beginning after June 15, 2005. We early adopted this standard upon inception.

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

Income Taxes.  We report our income taxes in accordance with SFAS 109, Accounting for Income Taxes, (“SFAS 109”) which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS 109 computation. At September 30, 2007, we had cumulative net operating loss carryforwards of approximately $27,800,000, which expire in years 2008 through 2026. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at September 30, 2007, have been offset by valuation reserves of the same amount.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption.  We are in the process of assessing the impact of the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, (“SFAS No. 157”) Fair Value Measurements.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted.  We believe that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, (“FSP No. AUG AIR-1”).  FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method for accounting for major maintenance activities and confirms the acceptable methods of accounting for planned major maintenance activities.  FSP No. AUG AIR-1 is effective the first fiscal year beginning after December 15, 2006.  We believe that the adoption of FSP No. AUG AIR-1 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”(“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement.

We adopted the provisions of SAB 108 beginning in fiscal 2007. The adoption of SAB 108 did not have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on October 1, 2008 and have not yet determined the impact, if any, on our consolidated financial statements.

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

These forward-looking statements are made based upon our management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, the results of testing of our products, the availability of capital resources and the other factors described under “Item 1A. Risk Factors.”  We undertake no obligation to update any forward-looking statements except as required by law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We believe that we do not have any material exposure to financial market risk and we do not enter into foreign currency or interest rate transactions.

Item 8. Financial Statements and Supplementary Data

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

Index to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting	24

Reports of Independent Registered Public Accounting Firms	25

Consolidated Balance Sheets as of September 30, 2007 and 2006	27

Consolidated Statements of Operations for the years ended September 30, 2007, 2006, and 2005, and for the period from June 9, 2003 (date of inception) to September 30, 2007	28

Consolidated Statements of Stockholders’ Equity for the period from June 9, 2003 (date of inception) to September 30, 2007	29

Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006, 2005, and for the period from June 9, 2003 (date of inception) to September 30, 2007	33

Notes to Consolidated Financial Statements	34

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, the management of our company concluded that our internal control over financial reporting was effective as of September 30, 2007.

Our internal control over financial reporting as of September 30, 2007 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report that follows.

/s/ J. CHRIS BOSWELL
Senior Vice President and
Chief Financial Officer

/s/ Jim B. Terry
President and
Chief Executive Officer

Houston, Texas
December 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Particle Drilling Technologies, Inc.

Houston, Texas

We have audited Particle Drilling Technologies, Inc.’s (the “Company”) internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion Particle Drilling Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended September 30, 2007, 2006 and 2005, and for the period from June 9, 2003 (date of inception) to September 30, 2007 and our report dated December 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
December 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Particle Drilling Technologies, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Particle Drilling Technologies, Inc. (a development stage company) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended September 30, 2007, 2006 and 2005, and for the period from June 9, 2003 (date of inception) to September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Particle Drilling Technologies, Inc. as of September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years ended September 30, 2007, 2006, and 2005,  and for the period from June 9, 2003 (date of inception) to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY LLP

Houston, Texas
December 13, 2007

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	September 30, 2006

ASSETS

Current assets:
Cash and cash equivalents	$4,461,929	$2,291,586
Short term investments	—	385,839
Assets held for sale	900,000	—
Prepaid expenses	233,174	234,488

Total current assets	5,595,103	2,911,913

Property, plant & equipment, net	867,168	1,326,713

Intangibles, net	1,312,246	1,230,086

Other assets	52,562	14,650

Total assets	$7,827,079	$5,483,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,028,999	$830,552
Short-term notes payable	88,258	179,143
Current portion of long-term debt	13,511	19,270
Accrued liabilities	134,988	471,463

Total current liabilities	1,265,756	1,500,428

Long-term debt	24,537	15,305
Deferred Rent	45,539	—

Commitments and contingencies - See Note 11	—	—

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 34,632,987 shares issued and 31,629,901 shares outstanding at September 30, 2007, and 28,013,291 shares issued and 25,010,205 shares outstanding at September 30, 2006	34,634	28,014
Additional paid-in capital	38,510,488	25,239,221
Treasury stock at cost, 3,003,086 shares and 3,003,086 shares at September 30, 2007 and September 30, 2006, respectively	(1,511,817)	(1,511,817)
Deficit accumulated during the development stage	(30,542,058)	(19,787,789)

Total stockholders’ equity	6,491,247	3,967,629

Total liabilities and stockholders’ equity	$7,827,079	$5,483,362

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from June 9, 2003 (date of inception) to
	Year Ended September 30,			September 30,
	2007	2006	2005	2007

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	5,894,101	5,964,438	2,802,155	15,322,072
General and administrative	4,942,621	4,581,604	3,182,313	15,892,720
Impairment of asset	295,260	—	—	295,260

Total operating expenses	11,131,982	10,546,042	5,984,468	31,510,052

Loss from operations	(11,131,982)	(10,546,042)	(5,984,468)	(31,510,052)

Other income (expenses)
Interest income	384,484	260,914	209,305	854,703
Rental income - related party	—	46,565	27,162	73,727
Gain on debt extinguishment	—	—	35,283	35,283
Other	—	55,614	—	55,614
Interest expense	(6,771)	(6,638)	(11,700)	(51,333)

Total other income (expenses)	377,713	356,455	260,050	967,994

Net loss	$(10,754,269)	$(10,189,587)	$(5,724,418)	$(30,542,058)

Net loss per common share, basic and diluted	$(0.36)	$(0.42)	$(0.26)	$(1.19)

Weighted average number of common shares outstanding — basic and diluted	30,185,030	24,520,619	22,150,365	25,687,274

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from June 9, 2003 (date of inception)

to September 30, 2007

						Deficit
						Accumulated	Total
					Additional	During	Stockholders’
	Common Stock		Treasury Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Retroactive restatement of stockholders’ equity prior to merger for recapitalization	1,550,000	$1,550	—	$—	$(1,550)	$—	$—
Common stock issued to founders at $0.001 per share in June 2003	9,000,000	9,000	—	—	—	—	9,000
Common stock issued in private placement for cash at $2.00 per share from June 2003 to September 2003, less offering expense of $436,096	504,500	505	—	—	572,399	—	572,904
Common stock issued for services provided at $2.00 per share in July 2003	15,000	15	—	—	29,985	—	30,000
Net loss	—	—	—	—	—	(542,784)	(542,784)
Balance, September 30, 2003	11,069,500	11,070	—	—	600,834	(542,784)	69,120
Common stock issued in private placement for cash at $2.00 per share from October 2003 to February 2004, less offering expense of $166,322	196,800	197	—	—	227,080	—	227,277
Common stock issued for services provided at $2.00 per share in October 2003	27,000	27	—	—	53,973	—	54,000
Common stock issued for cash at $2.00 per share from October 2003 to March 2004	325,000	325	—	—	649,675	—	650,000
Common stock issued for cash at $1.82 per share in October 2003	2,750	2	—	—	4,998	—	5,000
Common stock issued in exchange for note payable at $2.00 per share in January 2004	25,000	25	—	—	49,975	—	50,000
Common stock issued for services provided at $2.00 per share in January 2004	12,000	12	—	—	23,988	—	24,000
Common stock issued for cash at $0.72 per share in March 2004	69,508	70	—	—	49,930	—	50,000
Common stock issued for cash at $0.97 per share in March 2004	15,480	15	—	—	14,985	—	15,000
Common stock issued for cash at $0.75 per share in March 2004	35,000	35	—	—	26,215	—	26,250
Common stock issued for services provided at $2.00 per share in March 2004	70,000	70	—	—	139,930	—	140,000
Common stock issued for services provided at $2.00 per share in March 2004	75,000	75	—	—	149,925	—	150,000
Common stock issued for cash at $0.74 per share in April 2004	23,500	23	—	—	17,477	—	17,500
Common stock issued in exchange of accounts payable at $0.12 per share upon exercise of warrants in April 2004	50,000	50	—	—	6,850	—	6,900
Common stock issued for cash at $0.12 per share upon exercise of warrants from April 2004 to June 2004	113,909	114	—	—	15,605	—	15,719

Common stock issued for cash at $0.12 per share upon exercise of employee stock options in June 2004	200,000	200	—	—	32,062	—	32,262
Common stock issued in connection with advisory agreement at $0.12 per share in June 2004	5,000,000	5,000	—	—	595,000	—	600,000
Common stock issued at $1.50 per share upon conversion of note payable in June 2004, less offering expense	410,000	410	—	—	553,090	—	553,500
Common stock issued in private placement for cash at $2.00 per share from July 2004 to September 2004, less offering expense	375,000	375	—	—	717,125	—	717,500
Fair value of common stock warrants issued for services	—	—	—	—	2,880	—	2,880
Stock-based employee compensation	—	—	—	—	42,551	—	42,551
Net loss	—	—	—	—	—	(3,331,000)	(3,331,000)
Balance, September 30, 2004	18,095,447	18,095	—	—	3,974,148	(3,873,784)	118,459
Common stock issued in private placement for cash at $2.00 per share from October 2004 to February 2005, less offering expense	850,000	850	—	—	1,581,585	—	1,582,435
Common stock issued for services provided at $1.75 per share in October 2004	10,000	10	—	—	17,490	—	17,500
Common stock issued upon cashless exercise of warrants at $0.12 per share in December 2004	9,314	10	—	—	(10)	—	—
Common stock issued for cash at $0.01 per share upon exercise of warrants in December 2004	33,333	33	—	—	302	—	335
Common stock cancelled at $0.12 per share in January 2005	(700,000)	(700)	—	—	(83,300)	—	(84,000)
Common stock cancelled at $0.001 per share in January 2005	(50,000)	(50)	—	—	50	—	—
Common stock issued in private placement for cash at $2.00 per share in February 2005, less offering expense	9,000,000	9,000	—	—	14,605,332	—	14,614,332
Repurchase of common stock at $0.50 per share in February 2005	—	—	(3,000,000)	(1,500,000)	—	—	(1,500,000)
Restricted stock issued to employees at $4.90 per share in May 2005	140,000	140	—	—	(140)	—	—
Restricted stock issued to employees at $5.45 per share in May 2005	5,000	5	—	—	(5)	—	—
Common stock issued upon cashless exercise of warrants at $0.12 per share in August 2005	48,378	48	—	—	(48)	—	—
Fair value of common stock warrants issued for services	—	—	—	—	2,508,564		2,508,564
Stock-based employee compensation	—	—	—	—	614,900		614,900
Net loss	—	—	—	—	—	(5,724,418)	(5,724,418)
Balance, September 30, 2005	27,441,472	$27,441	(3,000,000)	$(1,500,000)	$23,218,868	$(9,598,202)	$12,148,107
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in January 2006	53,750	54			6,396		6,450
Common stock issued upon cashless exercise of warrants at $2.00 per share in February 2006	9,721	10			(10)

Restricted stock issued to employee at $6.73 per share in January 2006	150,000	150			(150)
Common stock issued upon cashless exercise of warrants at $2.00 per share in February 2006	176,458	176			(176)
Restricted stock issued to employee at $5.87 per share in February 2006	20,000	20			(20)
Common stock issued upon cashless exercise of warrants at $2.00 per share in March 2006	66,000	66			(66)
Repurchase of common stock at $3.85 per share in June 2006			(3,086)	(11,817)			(11,817)
Restricted stock issued to employee at $5.73 per share in June 2006	12,500	13			(13)
Restricted stock issued to employee at $3.40 per share in June 2006	5,000	5			(5)
Restricted stock issued to employee at $3.40 per share in June 2006	10,000	10			(10)
Restricted stock issued to employee at $3.40 per share in June 2006	5,000	5			(5)
Restricted stock issued to employee at $3.40 per share in June 2006	5,000	5			(5)
Restricted stock issued to employee at $3.40 per share in June 2006	5,000	5			(5)
Common stock issued upon cashless exercise of warrants at $2.00 per share in April 2006	29,390	29			(29)
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in July 2006	14,500	15			(15)
Restricted stock issued to employee at $3.51 per share in July 2006	7,500	8			(8)
Common stock issued upon exercise of warrants at $2.00 per share in August 2006	2,000	2			(2)
Stock-based employee compensation	—	—	—	—	2,014,476		2,014,476
Net loss	—	—	—	—	—	(10,189,587)	(10,189,587)
Balance, September 30, 2006	28,013,291	$28,014	(3,003,086)	$(1,511,817)	$25,239,221	$(19,787,789)	$3,967,629
Common stock issued in private placement for cash at $2.35 per shares in October 2006, less offering expenses of $1,034,005	5,000,000	5,000			10,710,995		10,715,995
Restricted stock issued to employee at $3.08 per share in October 2006	3,000	3			(3)
Restricted stock issued to employees at $2.85 per share in October 2006	68,250	68			(68)
Common stock issued upon exercise of warrants at $0.12 per share in October 2006	5,745	6			(6)
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in November 2006	6,000	6			714		720

Common stock issued upon cashless exercise of warrants at $0.12 per share in February 2007	5,816	6			(6)
Common stock issued upon exercise of warrants at $0.12 per share in February 2007	2,000	2			238		240
Common stock issued upon cashless exercise of warrants at $2.00 per share in March 2007	486,558	487			(487)
Restricted stock issued to certain directors at $3.93 per share in March 2007	30,000	30			(30)
Restricted stock issued to employees at $3.69 per share in April 2007	4,000	4			(4)
Restricted stock cancelled in April 2007	(3,375)	(3)			3
Common stock issued upon cashless exercise of warrants at $0.12 per share in May 2007	24,202	24			(24)
Common stock issued upon exercise of employee stock options at $0.12 per share in June 2007	37,500	37			4,463		4,500
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in July 2007	300,000	300			35,700		36,000
Restricted stock issued to an employee at $2.18 per share in August 2007	500,000	500			(500)
Restricted stock issued to employees at $2.54 per share in September 2007	150,000	150			(150)
Stock-based employee compensation	—	—	—	—	2,520,432		2,520,432
Net loss	—	—	—	—	—	(10,754,269)	(10,754,269)
Balance, September 30, 2007	34,632,987	$34,634	(3,003,086)	$(1,511,817)	$38,510,488	$(30,542,058)	$6,491,247

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from June 9, 2003 (date of inception) to
	Year Ended September 30,			September 30,
	2007	2006	2005	2007

Cash flows from operating activities:
Net loss	$(10,754,269)	$(10,189,587)	$(5,724,418)	$(30,542,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	—	(35,283)	(35,283)
Impairment of asset	295,260	—	—	295,260
Other	—	(54,103)	—	(54,103)
Depreciation and amortization expense	811,754	688,185	391,467	2,038,816
Short-term note issued for services	—	—	—	44,000
Common stock issued for services	—	—	(66,500)	931,500
Warrants issued for services	—	—	57,999	63,829
Stock-based employee compensation	2,520,432	2,014,476	614,900	5,202,133
Changes in operating assets and liabilities:
Increase in accounts receivable — related party	—	—	(42,330)	(42,330)
Decrease in note receivable	385,839	—	—	385,839
(Increase) Decrease in prepaid expenses	1,314	249,460	(68,428)	132,801
Increase (Decrease) in accounts payable	198,447	(226,181)	221,329	689,061
Increase (Decrease) in accrued liabilities	(336,475)	325,627	26,080	231,785
Increase in other assets	(37,912)	—	—	(37,912)
Increase in other liabilities	45,539	—	—	45,539

Net cash used in operating activities	(6,870,071)	(7,192,123)	(4,625,184)	(20,652,634)

Cash flows from investing activities:
Payments to purchase property and equipment	(1,496,985)	(636,930)	(1,167,134)	(3,317,604)
Proceeds from sale of property and equipment	—	—	—	20,957
Payments to purchase intangibles	(132,644)	(178,170)	(170,281)	(741,258)
Payments to purchase other assets	—	(28,415)	(385,839)	(419,504)
Payments issued for note receivable	—	—	—	(300,783)
Payments issued for note receivable — related party	—	—	—	(56,784)
Net cash used in investing activities	(1,629,629)	(843,515)	(1,723,254)	(4,814,976)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,757,455	6,089	18,647,666	31,739,310
Repurchase of common stock	—	(11,817)	(1,500,000)	(1,511,817)
Proceeds from issuance of convertible notes	—	—	—	553,500
Repayments of notes payable	(87,412)	(171,694)	(314,945)	(851,454)
Proceeds from borrowings under loan agreements — related parties	—	—	—	23,195
Repayment of borrowings under loan agreements — related parties	—	—	—	(23,195)

Net cash provided (used in) by financing activities	10,670,043	(177,422)	16,832,721	29,929,539

Net increase (decrease) in cash and cash equivalents	2,170,343	(8,213,060)	10,484,283	4,461,929

Cash and cash equivalents — beginning of period	2,291,586	10,504,646	20,363	—
Cash and cash equivalents - end of period	$4,461,929	$2,291,586	$10,504,646	$4,461,929

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,771	$12,339	$14,004	$51,822

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$112,869	$253,985	$51,000	$478,844
Common stock issued as consideration for account payable	—	—	—	6,000
Common stock issued as consideration for note payable	—	—	—	50,000
Related party note receivable exchanged for property and equipment	—	—	—	56,783
Note payable converted into common stock	—	—	—	553,500
Property and equipment acquired with assumed liabilities	—	—	—	479,610
Intangibles acquired with assumed liabilities	—	—	—	757,792
Property and equipment acquired with note payable	—	30,487	—	30,487
Short-term investment reclassified from other assets	—	385,839	—	385,839
Property and equipment reclassified from other assets	—	19,015	—	19,015

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Particle Drilling Technologies, Inc. (“PDTI” or the “Company”) is a Nevada corporation, formerly named MedXLink, Corp. (“MXLK”). On January 14, 2005, Particle Drilling Technologies, Inc., a Delaware corporation (“PDTI-DE”), merged with a subsidiary of MXLK in a stock-for-stock transaction as a result of a merger and plan of reorganization agreement between MXLK and PDTI-DE. Pursuant to the above merger, MXLK assumed PDTI-DE’s operations and business plan and changed its name to Particle Drilling Technologies, Inc.

PDTI is a development stage company engaged in the development of a proprietary drilling system (“Particle Impact Drilling” or “PID”). The PID technology is designed to increase the rate-of-penetration in the drilling process, particularly in hard rock drilling environments. PDTI intends to develop and exploit this technology by commercializing the PID system in the oil and gas industry.

PDTI is devoting substantially all of its efforts to product development, commercializing the PID technology and recruiting personnel. PDTI has substantially funded its operations with proceeds from the issuance of common stock. In the course of its development activities, PDTI has sustained operating losses and expect such losses to continue into fiscal 2008. PDTI will finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments, the sale of various non-core assets and through cashflow from operations if PDTI is able to successfully engage in commercial operations that generate revenue. However, PDTI has yet to generate any revenues, and have no assurance of future revenues. To management’s knowledge, no company has yet marketed a salable product using the PID technology. Even if marketing efforts are successful, substantial time may pass before revenues are realized.

In management’s opinion, based on available cash and cash equivalents on hand as of September 30, 2007, the Company has the ability to maintain sufficient liquidity to meet its working capital and capital expenditure requirements for the next 12 months. Should there be any unexpected delays in the development of the new particle injection system, management will either reduce certain overhead and research and development costs as compared to previous years or will complete the sale of various non-core assets.  Alternatively, management may choose to raise additional outside capital in order to improve the Company’s liquidity position.  The Company’s continued existence depends on the successful development of the PID technology and its ability to successfully commercialize this technology.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from three to six years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. Whenever assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred and any significant improvements that extend the useful life of the assets are capitalized.

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

Assets Held for Sale

In January 2007, the Company purchased a quintaplex frac pump for approximately $1.4 million. In September 2007, management decided to place the frac pump on the market for sale as a result of the development of the new extruder-based injection system being constructed that is meant to replace the frac pump-based injection system. The Company commenced its selling efforts during September of 2007 at which time the carrying amount of the frac pump was reclassified as an asset held for sale, as currently reflected on the accompanying September 30, 2007 consolidated balance sheet. The net book value of the frac pump at September 30, 2007 was $900,000, reflecting management’s estimate of the realizable value of the frac pump.

Net Loss Per Share

The Company has presented basic and diluted net loss per share pursuant SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities for the years ended September 30, 2007, 2006 and 2005 that have been excluded are 1,063,474, 1,276,624 and 991,711, respectively.

The following is the calculation of basic and diluted weighted average shares outstanding and net loss per share for each of the years and periods ending September 30:

				Period from
				June 9, 2003
				(date of
				inception) to
	Year Ended September 30,			September 30,
	2007	2006	2005	2007
			(Restated)
Net loss (numerator):
Net loss — basic and diluted	$(10,754,296)	$(10,189,587)	$(5,724,418)	$(30,542,058)

Weighted average shares (denominator):
Weighted average shares — basic and diluted	30,185,030	24,520,619	22,150,365	25,687,274

Net loss per share:
Basic and diluted	$(0.36)	$(0.42)	$(0.26)	$(1.19)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption.  The Company is in the process of assessing the impact of the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted.  The Company believes that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP No. AUG AIR-1”).  FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method for accounting for major maintenance activities and confirms the acceptable methods of accounting for planned major maintenance activities.  FSP No. AUG AIR-1 is effective the first fiscal year beginning after December 15, 2006.  The Company believes that the adoption of FSP No. AUG AIR-1 will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“ SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The pronouncement prescribes an approach whereby the effect of all unrecorded identified errors should be considered on all of the financial statements rather than just either the effect on the balance sheet or the income statement. The Company adopted the provisions of SAB 108 beginning in fiscal 2007. The adoption of SAB 108 did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on October 1, 2008 and have not yet determined the impact, if any, on our consolidated financial statements.

3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at September 30:

	2007	2006

Office furniture and equipment	$270,687	$227,372
Machines and equipment	2,073,205	1,869,586
Leasehold Improvements	217,423	—

Total cost of property and equipment	2,561,315	2,096,958

Construction in Progress	—	320,499

Less: accumulated depreciation	(1,694,147)	(1,090,744)

Total property and equipment, net	$867,168	$1,326,713

For the fiscal years ended September 30, 2007, 2006 and 2005, depreciation expense totaled $761,270, $637,701 and $340,977, respectively.

In January 2007, the Company purchased a quintaplex frac pump for approximately $1.4 million. In September 2007, management decided to place the frac pump on the market for sale as a result of the development of the new extruder-based injection system being constructed that is meant to replace the frac pump based injection system. The Company commenced its selling efforts during September of 2007 at which time the carrying amount of the frac pump was reclassified as an asset held for sale, as currently reflected on the accompanying September 30, 2007 consolidated balance sheet. The net book value of the frac pump at September 30, 2007 was $900,000, reflecting management’s estimate of the realizable value of the frac pump.

4. INTANGIBLE ASSETS

The following is a summary of intangibles, at cost less accumulated amortization, at September 30:

	2007	2006

Intangibles, at cost	$1,499,043	$1,366,403
Less: accumulated amortization	(186,797)	(136,317)

Total intangibles, net	$1,312,246	$1,230,086

During fiscal years 2007 and 2006, the Company incurred direct cost of $132,640 and $178,163, respectively, for patents filed but not issued.

The estimated amortization expense for each of the five succeeding years following September 30, 2007 is $50,000.

For the years ended September 30, 2007, 2006 and 2005, amortization expense totaled $50,484, $50,484 and $50,490, respectively.

5. SHORT-TERM NOTES

The following is a table of PDTI’s short-term obligations at September 30:

	2007	2006

Short-term note at 6.13% interest, unsecured with monthly principal and interest payments of $26,117	—	179,143

Short-term note at 6.5% interest, unsecured with monthly principal and interest payments of $12,883	88,258	—

Total short-term notes payable	$88,258	$179,143

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30:

	2007	2006

Payroll and related expenses	$31,001	$352,592
Other	9,568	—
Professional fees	30,196	26,907
Audit fees	32,342	8,624
Research and development expense	10,228	67,476
Other accrued costs	21,653	15,864

Total accrued liabilities	$134,988	$471,463

7. LONG-TERM DEBT

Long-term debt consists of the following at September 30:

	2007	2006

Note payable to a bank in monthly installments of $974, including interest at 6.25%, due in July 2007, secured by a vehicle	$—	$9,473

Note payable to a bank in monthly installments of $954, including interest at 7.90%, due in February 2009, secured by a vehicle	15,800	25,102

Note payable to a bank in monthly installments of $515, including interest at 12.60%, due in September 2012, secured by phone system	22,248	—

Less: current portion	(13,511)	(19,270)

Total long-term debt	$24,537	$15,305

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

At September 30, 2007 and 2006, the Company had 31,629,901 and 25,010,205 shares of common stock outstanding, respectively. Common stock reserved for issuance consists of the following at September 30:

	2007	2006

Exercise of stock options	4,063,375	4,267,000
Exercise of warrants	1,791,141	1,265,141
Future grants of stock options and restricted stock	1,215,500	599,250

Total common stock reserved for issuance	7,070,016	6,131,391

9. STOCK OPTIONS AND WARRANTS

Stock Options

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2004 Plan allow for the issuance of up to 3,500,000 shares of common stock pursuant to awards under this plan. As of September 30, 2007, the Company had 1,250 awards available for grant under the 2004 Plan. Under the 2004 Plan, the exercise price of each option equals the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of PDTI.  Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock.  As of September 30, 2007, the Company had 10,000 shares of common stock available for issuance pursuant to awards under the 2005 Plan. Under the 2005 Plan, the exercise price of each option equals the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2007, the shareholders adopted the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2007 Plan allow for the issuance of up to 1,500,000 shares of common stock pursuant to awards under this plan. As of September 30, 2007, the Company had 1,204,250 awards available for grant under the 2007 Plan. Under the 2007 Plan, the exercise price of each option equals the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan and for the 2007 Plan for the years ended September 30, 2007 and 2006 was $2,520,432 and $2,014,476, respectively. Stock-based employee compensation expense for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan since inception (June 9, 2003) to September 30, 2007 was $5,202,133.

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

In connection with a private placement that was completed in October 2006, PDTI issued warrants in October 2006, to purchase 1,500,000 shares of the Company’s common stock.  Offering expense recorded for these warrants was $2,835,000.  The related expense was a direct cost of the associated financing and was therefore charged directly to stockholders’ equity.  Each warrant has an exercise price of $3.25 per share with a maximum term of ten years.  The fair value of each warrant granted is estimated as of the grant date using the Black-Scholes option pricing model.

The Company did not have any stock option or stock warrant activity for the period from June 9, 2003 (date of inception) to September 30, 2003; therefore, no compensation expense was recorded for this period.

Summarized Information for Stock Options and Warrants

The following is a summary of all stock option and warrant activity for fiscal years 2007 and 2006:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2005	3,915,000	$1.24	1,678,000	$1.90

Granted	616,500	4.81	—	—
Exercised	(68,750)	0.12	(412,859)	1.85
Forfeited	(195,750)	3.86	—	—

Outstanding at September 30, 2006	4,267,000	$1.66	1,265,141	$1.91

Granted	251,250	3.28	1,500,000	—
Exercised	(343,500)	0.12	(974,000)	1.92
Forfeited	(111,375)	4.20	—	—

Outstanding at September 30, 2007	4,063,375	$1.82	1,791,141	$3.02

Exercisable at September 30, 2007	3,123,500	$1.35	291,141	$1.86

The weighted average fair value of an option to purchase one share of common stock granted during fiscal years 2007 and 2006 was $3.28 and $3.49, respectively. The fair value of each stock option and warrant granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Weighted Average Assumption for Options Granted		Weighted Average Assumption for Warrants Granted
	2007	2006	2007	2006

Risk-free interest rate	4.7%	4.4%	N/A	N/A

Expected volatility	74.2%	75.0%	N/A	N/A

Dividend yield	None	None	N/A	N/A

Expected life	9.2 years	9.3 years	N/A	N/A

The following table summarizes information about stock options outstanding and exercisable at September 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price

$0.12 to $1.75	2,760,000	6.7 years	$0.44	2,502,500	$0.48
$2.85 to $6.73	1,303,375	8.2 years	$4.72	621,000	4.94
	4,063,375	7.1 years	$1.82	3,123,500	$1.36

The following table summarizes information about warrants outstanding and exercisable at September 30, 2007:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number of Shares Underlying Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price

$0.12 to $3.25	1,791,141	4.4 years	$3.02	291,141	$1.86

The following table presents information about stock options and warrants granted during the year indicated where the exercise price of some stock options and warrants differed from the market price of the Company’s stock on the grant date:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price

Year ended September 30, 2007
Exercise price equals market value	251,250	$3.28	—	$—
Exercise price greater than market value	—	—	—	—
Exercise price less than market value	—	—	—	—

	251,250	$3.28	—	$—

Year ended September 30, 2006
Exercise price equals market value	616,500	$4.89	—	$—
Exercise price greater than market value	—	—	—	—
Exercise price less than market value	—	—	—	—

	616,500	$4.89	—	$—

10. INCOME TAXES

For the year ended September 30, 2007, there were permanent and temporary differences of approximately $20,000 and $2,300,000, respectively, which decreased the tax loss for the current year.

At September 30, 2007, the Company has cumulative federal net operating loss carryforwards of approximately $27,800,000 which expire in years 2008 through 2026. No benefit has been recorded in the financial statements for the net operating loss carryforwards as the future tax benefit from such net operating loss carryforwards is more likely than not ensured at this time. Accordingly, the deferred tax asset associated with the net operating loss carryforwards have been fully offset by a valuation allowance.  The valuation allowance increased approximately $ 3,700,000 from September 30, 2006 to September 30, 2007 due primarily to the book loss generated during the year the utilization of which is not reasonably ensured.

Deferred tax assets consisted of the following at September 30, 2007 and 2006:

	2007	2006

Deferred tax asset:
Net operating loss carryforward	$9,192,374	$6,313,017
Intangibles	31,296	31,296
Stock warrants exercised	834,807	834,807
Property and equipment	122,788	—
Stock-based compensation	1,626,119	817,109
Deferred tax liability:
Stock Warrants	(203,351)	(203,351)
Intangibles	(338,743)	(201,212)
Property and equipment	—	(39,382)

Deferred tax asset	11,265,290	7,552,284

Valuation allowance	(11,265,290)	(7,552,284)

Net deferred tax asset	$—	$—

Due to the losses that have occurred since the Company’s inception, no statutory rate reconciliation of the Company’s tax rate is disclosed nor discussed within this footnote.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rent expense with respect to our lease commitments for the year ended September 30, 2007 was $250,527. The Company is obligated under a non-cancellable operating lease for the Company’s new facility in Houston, Texas. Future minimum payments required under these leases as of September 30, 2007 are as follows:

Year Ending September 30:
2008	$388,947
2009	436,757
2010	466,757
2011	502,757
2012	335,172

Total minimum lease payments	$2,130,390

Royalty Agreements

In January 2004, PDTI entered into a Royalty Agreement with PSI whereby PDTI will be required to pay PSI a royalty on a quarterly basis equal to 18% of the earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with PSIL whereby PDTI will be required to pay PSIL a royalty on a quarterly basis equal to 2% of EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, PDTI will be required to pay CCORE, PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of PDTI’s quarterly gross revenue derived from the use of the PID technology. PDTI has no revenues or EBITDA; therefore no royalties have been paid or accrued as of September 30, 2007.

Litigation

The Company may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. The Company regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of September 30, 2007, there were no threatened or pending legal matters that would have a material impact on the Company’s results of operations, financial position or cash flows.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARIZED QUARTERLY FINANCIAL DATA

(Unaudited)

	Fiscal 2007 Quarter Ended
	December 31	March 31	June 30	September 30	Year

Year ended September 30, 2007:
Revenues	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—
Loss from operations	(2,963,387)	(3,521,923)	(2,470,639)	(2,176,033)	(11,131,982)
Net loss	(2,838,461)	(3,409,799)	(2,390,167)	(2,115,842)	(10,754,269)
Net loss per share - basic and diluted	$(0.10)	$(0.11)	$(0.08)	$(0.07)	$(0.36)

	Fiscal 2006 Quarter Ended
	December 31	March 31	June 30	September 30	Year

Year ended September 30, 2006:
Revenues	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—
Loss from operations	(2,276,447)	(2,829,316)	(2,893,742)	(2,546,537)	(10,546,042)
Net loss	(2,167,983)	(2,676,907)	(2,830,545)	(2,514,152)	(10,189,587)
Net loss per share - basic and diluted	$(0.09)	$(0.11)	$(0.11)	$(0.11)	$(0.42)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and principal financial officers, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

On December 7, 2007, the Compensation Committee recommended that the Board of Directors approve a new Bonus Plan (the “Bonus Plan”) for the fiscal year ending September 30, 2008.  The Bonus Plan was approved by the Board of Directors on the same date.  Under the Bonus Plan, bonuses may be awarded to the Company’s employees, including the Company’s executive officers, upon the satisfaction of certain goals based on a percentage of annual base salaries.  The goals include attaining measured results for some or all of the following categories: cash flow, capital and research and development budgets, revenues, research and development and operations performance, renew and obtain new contracts, and safety.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information regarding our directors and executive officers. All of the persons named below other than Mr. Weyel became officers and directors of our company in January 2005, following our acquisition of PDTI. Mr. Weyel resigned as a director of our company in August 2007.

Name	Age (1)	Position with PDTI

Ken R. LeSuer	72	Chairman of the Board and Director
Jim B. Terry	54	President, Chief Executive Officer and Director
J. Chris Boswell	46	Senior Vice President, Chief Financial Officer and Treasurer
Thomas E. Hardisty	46	Senior Vice President of Corporate Development and Secretary
Gordon Tibbitts	60	Vice President of Technology
John D. Schiller, Jr.	48	Director
Michael S. Mathews	67	Director
Hugh A. Menown	49	Director
Steve A. Weyel	54	Director (2)
Byron Dunn	50	Director (3)

(1) As of December 1, 2007

(2) Resigned as a director of our company in August 2007

(3) Was appointed as a director of our company in November 2007

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

Mr. Terry graduated in 1978 from San Francisco State University with a BA in Business and is a member of the Society of Petroleum Engineers, the Independent Petroleum Association of America, the American Association of Drilling Engineers and the International Association of Drilling Contractors.

J. Chris Boswell  has served as Senior Vice President and Chief Financial Officer of PDTI since June 2004. Mr. Boswell had previously served as Director and Senior Vice President and Chief Financial Officer of Particle Drilling, Inc. from August 2003 until it was merged into PDTI in June 2004. He also served as a Director of PDTI from June 2004 until March 2006. From October 2002 until August 2003, Mr. Boswell was a private investor. Mr. Boswell has over 20 years of experience in financial management focused in the energy industry and began his career as a Certified Public Accountant at Arthur Andersen & Co. and later served in management positions with Price Waterhouse in Houston, Texas. He served as Senior Vice President and Chief Financial Officer of Petroleum Geo-Services ASA (“PGS”) from December 1995 until October 2002. PGS grew from a small enterprise in 1994 when Mr. Boswell joined the company to a $1 billion annual revenue enterprise with a peak enterprise value of $6 billion. Subsequent to Mr. Boswell’s departure and following a change of control within PGS, the new management of PGS filed for bankruptcy protection in July 2003 in order to restructure PGS’s debt portfolio. The restructuring was successfully completed and PGS emerged from bankruptcy in October 2003. In all, during his tenure as CFO at PGS, Mr. Boswell directed financings for over $3 billion of capital expenditures to facilitate PGS’ growth. Additionally during 1995, Mr. Boswell and other senior executives at PGS developed the concept to create a unique oil and gas company using a non-exclusive license in PGS’ seismic data library as seed capital. This company became Spinnaker Exploration company, which was sold to Norsk Hydro ASA (NYSE:NHY) in 2006 for approximately $2.45 billion. Mr. Boswell is a 1984 graduate of the University of Texas at Austin.

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

John D. Schiller, Jr. has served as a Director of PDTI since May 2004.  Between December 2004 and November 2005, Mr. Schiller acted as interim chief executive officer of our Company.  Since July 2005, Mr. Schiller has been Chairman and CEO of Energy XXI.  Between December 2003 and December 2004, Mr. Schiller pursued personal interests and private investment opportunities. From April 2003 to December 2003, Mr. Schiller served as Vice President, Exploration & Production, for Devon Energy with responsibility for domestic & international activities. Before joining Devon Energy, Mr. Schiller was Executive Vice President, Exploration & Production, for Ocean Energy, Inc. from 1999 to April 2003, with responsibility for Ocean’s worldwide exploration, production and drilling activities. Mr. Schiller joined Ocean Energy from Seagull Energy in September 1998, where he served as Senior Vice President of Operations, prior to the merger of the two companies in March of 1999. From 1985 to 1998, Mr. Schiller served in various positions with Burlington Resources, including as Corporate Acquisition Manager. From 1981 to 1985, Mr. Schiller was a staff engineer at Superior Oil.  Currently, Mr. Schiller serves as the Chairman and Chief Executive Officer of Energy XXI and serves on the Board of Directors of the Escape Family Resource Center, a charitable organization.

Mr. Schiller is currently a member and Past Chairman of the Texas A&M Petroleum Engineering Industry Board. Mr. Schiller graduated with honors from Texas A&M University with a Bachelor of Science in Petroleum Engineering in 1981. Mr. Schiller is a member of the Company’s nominating and governance committee.

Michael Mathews has served as a Director of PDTI since June 2004. Mr. Mathews is managing director of Westgate Capital Co., a firm he founded in 1993 to identify and structure investment opportunities on behalf of private investors. Mr. Mathews served on the Board of Petroleum Geo-Services (PGS) from 1993 until September 2002. From 1998 to 2002, he served as Vice Chairman of PGS and held the position as Chairman of the Compensation Committee and was a member of the Audit Committee. From 1989 to 1992, Mr. Mathews served as managing director of Bradford Ventures Ltd., a private investment firm involved in equity investments, including acquisitions. Prior to 1989, he was president of DNC Capital Corporation and senior vice president and director of its parent, DNC America Banking Corp., the US subsidiary of Den Norske Credit Bank Group, where he directed merchant banking and investment activity in North America and founded and acted as senior advisor to Nordic Investors Limited, N.V., a private venture capital fund. Previously, Mr. Mathews was a Vice President in Corporate Finance at Smith Barney and prior to that he was an associate with the New York law firm of White & Case. Mr. Mathews received an A.B. from Princeton University in 1962 and received a J.D. from the University of Michigan Law School in 1965. Mr. Mathews is also a Director and Vice Chairman of Apptix ASA (OSE: APP).

Hugh A. Menown has served as a Director of PDTI since June 2004. Mr. Menown has over 27 years of experience in mergers & acquisitions, auditing and managerial finance. In May 2007, Mr. Menown joined Energy XXI (Bermuda) Limited as the Chief Accounting Officer. From January 2006 to May 2007, Mr. Menown worked as an independent consultant. From June 1999 through December 2005, Mr. Menown worked with Quanta Services, Inc. (“Quanta”) (NYSE: PWR) as a financial consultant. Mr. Menown performed due diligence on a number of Quanta’s acquisitions and has served as Chief Financial Officer for two of their operating companies, most recently North Houston Pole Line, L.P. located in Houston, Texas. Prior to serving as a financial consultant to Quanta, Mr. Menown was a Partner in the Houston office of PricewaterhouseCoopers, LLP where he led the Transaction Services Practice providing due diligence, mergers & acquisition advisory and strategic consulting to numerous clients in various industries. Mr. Menown also worked in the Business Assurance Practice providing audit and related services to clients. Mr. Menown is a Certified Public Accountant.

Steve A. Weyel has served as a Director of PDTI since May 2005 and resigned as a board member in August 2007. Since July 2005, Mr. Weyel has served as President and Chief Operating Officer of Energy XXI (Bermuda) Limited. Previously, Mr. Weyel co-founded and was a principal, and President and Chief Operating Officer of EnerVen LLC, a privately-held company with strategic ventures in the energy industry. EnerVen’s businesses include the start-up of WesCo LLC, a gas compression services company, and EnerVen Compression Services, a joint venture company with Enogex Inc., an unregulated subsidiary of OGE Energy Corp. (NYSE: OGE), providing compression asset rentals. Mr. Weyel was a principal of EnerVen LLC commencing in 2001 and sold his membership interests in EnerVen in September 2005 and resigned as an officer and director of EnerVen at that time.

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

Byron Dunn has served as Senior Vice President, Corporate Development of Harvest Natural Resources, Inc. since September 28, 2005, an independent energy company engaged in the acquisition, development, production and disposition of oil and natural gas properties. Mr. Dunn previously served on Harvest’s Board of Directors and was a member of the Audit and Compensation committees.

From 2003 through 2005, Mr. Dunn was with National Oilwell, Inc., as Vice President, Corporate Business Development. In that capacity he chaired the National Oilwell/Varco integration team, served as President of Eastern Hemisphere Rig Solutions, and Chairman of the Board of TTS Marine ASA, a Bergen Norway ship equipment manufacturer. From 1997 to 2003, Mr. Dunn held increasingly responsible roles in UBS’ global energy and power investment banking group. Earlier in his career, Mr. Dunn was Manager of Upstream Business Development and Acquisitions for Phibro Energy and production and reservoir engineer for Chevron USA.

Mr. Dunn holds a Bachelor of Science degree in Chemical Engineering from the Illinois Institute of Technology, a Master of Business Administration degree with a specialization in finance from the University of Chicago, and is a Chartered Financial Analyst. Mr. Dunn is a member of the Board of Directors of Citizens National Bank.

Audit Committee

Our Board of Directors has a separately-designated standing Audit Committee, which committee consists of Messrs. Menown, Mathews and Dunn. Mr. Menown serves as Chairman of the Audit Committee. The Board of Directors has made the following determinations related to the Audit Committee:

•                  Messrs. Menown, Mathews and Dunn satisfy the independence requirements as defined by the NASDAQ rules and as set forth in Rule 10A-3 under the Securities Exchange Act of 1934.

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

Our Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The Audit Committee operates pursuant to a written charter, which was adopted on February 3, 2005 and amended on May 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership concerning the common stock with the SEC and to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2007 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2007, and any representations furnished to us that no Form 5 is required, we believe that all such forms required to be filed were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended September 30, 2007.

Code of Ethics

Our Board of Directors has adopted a code of ethics (we call it our “Code of Business Conduct and Ethics”) that governs the business conduct and ethics of our directors, all of our employees and our executive officers, including our chief executive officer, our chief financial officer and our chief accounting officer. Our code of ethics has been posted on our company’s internet website at www.particledrilling.com. In addition, we will provide a printed copy of our code of ethics without charge to any stockholder making a written request to Corporate Secretary, Particle Drilling Technologies, Inc., 5611 Baird Court, Texas 77041. It is our intention to disclose on our internet website within four business days of any amendment or waiver:

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

Item 11.   Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis section discusses the compensation programs and policies for our executive officers and the Compensation Committee’s role in the design and administration of these programs and policies and in making specific compensation decisions for our executive officers and key employees, including our “named executive officers,” which consist of Jim B. Terry, our President and Chief Executive Officer, J. Chris Boswell, our Senior Vice President, Chief Financial Officer and Treasurer, Thomas E. Hardisty, our Senior Vice President of Corporate Development and Secretary and Gordon E. Tibbitts, our Vice President of Technology.

Philosophy

Our executive compensation program is designed to motivate, reward, attract and retain the management deemed essential to our success.  The program seeks to align executive compensation with our corporate objectives, business strategy and financial performance.  In applying these principles, we seek to:

•                 reward executives for long-term strategic management and the enhancement of stockholder value;

•                 support an environment that rewards performance with respect to our goals, as well as our performance relative to industry peers;

•                 integrate compensation programs with our short and long-term strategic plans;

•                 attract and retain key executives critical to our long-term success; and

•                 align the interests of executives with the long-term interests of stockholders through equity awards.

We use each element of compensation to satisfy one or more of these compensation objectives, and each element is an integral part of and supports our overall compensation objectives.  We strive to offer our executive officers compensation and benefits that are attractive and competitive in the marketplace for executive talent.

Administration

Our executive compensation program is administered by the Compensation Committee, which is comprised of Messrs. LeSuer, Schiller and Menown.  Mr. LeSuer is the Chairman of the Compensation Committee.  The Board of Directors has determined that Messrs. LeSuer, Schiller and Menown satisfy the independence requirements as defined by the listing standards of the NASDAQ and Rule 16b-3 under the Securities Exchange Act of 1934.

Our Compensation Committee is authorized to make recommendations concerning salaries and incentive compensation for our employees and consultants, establish and approve salaries and incentive compensation for our executive officers and administer our employee benefit and stock option plans.   The Compensation Committee reviews and approves the specific base salary and bonus compensation of our named executive officers.  Typically, the President and Chief Executive Officer and the Chief Financial Officer are requested to present to the Compensation Committee industry compensation data based on public filings as well as the calculations required to support achievement of goals established by the Compensation

Committee.  These executive officers do not participate in the deliberation process of the Compensation Committee.  Our executive officers participate in the review and award process for other key employees who are not executive officers.

Compensation Program Benchmarking

The Compensation Committee selected  twelve companies that operate in the oilfield services industry against which to compare our executive compensation program.  These companies consist of Dawson Geophysical Company, Oyo Geospace Corporation, Horizon Offshore, Inc., NATCO Group, Inc., Allis Chalmers Energy, Inc., AZZ, Inc., Core Laboratories NV, Electromagnetic GeoServices ASA, Superior Energy Services, Inc., W-H Energy Services, Inc., Weatherford International, Inc., and Halliburton Company.  We refer to these twelve companies collectively as our “Peer Group.”  Although many of these companies are larger and more established than our company, we require personnel with comparable levels of experience.  As a result, we must offer compensation that is generally competitive with larger and more established companies listed in our Peer Group in order to compete for personnel with the high level of experience and expertise we require.  The Compensation Committee reviews this Peer Group composition on an annual basis.  The Compensation Committee may elect to modify the Peer Group for future periods to reflect best practices in executive compensation or changes in our business or the business of other companies, in and outside the Peer Group.

Compensation Program Components

An executive’s compensation typically consists of:

•                 base salary paid in cash;

•                 annual incentive compensation paid in cash;

•                 long-term incentive awards comprised of restricted stock and stock options;

•                 severance and change in control arrangements; and

•                 other employee benefits.

The balance among these components is established annually by the Compensation Committee and is designed to recognize past performance, retain key employees and encourage future performance.  The particular elements of the compensation programs for our executive officers are set forth in more detail below.

Base Salary.   Base salaries are primarily determined by the Compensation Committee at levels the Compensation Committee deems necessary or appropriate to attract the level of competence required for the position.   The Compensation Committee reviews base salaries annually and considers the base salaries paid by the Peer Group in its decision-making process.  The Compensation Committee also takes into account industry and market conditions, the executive’s salary history, level of responsibility, breadth of knowledge, past performance, credentials and experience, as well as his or her perceived future importance to us.   The Compensation Committee believes that base salaries for our executive officers are competitive and within a low to median range of our Peer Group and considers them reasonable and necessary to achieve the objectives of our executive compensation program.  It is the intent of the Compensation Committee to continue to review and assess base salary levels in order to maintain our competitive position relative to the Peer Group.

Annual Incentive Compensation.   We provide incentive compensation to our executive officers and key employees in the form of annual cash bonuses that are paid based upon financial and operational achievements during the preceding fiscal year.   Our annual incentive compensation program is primarily intended to motivate our executive officers to achieve certain short-term strategic objectives established  by the Compensation Committee on an annual basis.  We also believe our annual incentive compensation program is an important part of our overall compensation program to attract and retain executive talent as discussed above.  In 2007, the Bonus Plan, as approved by the Compensation Committee, set forth certain objectives for management revolving around the commercialization of the PID technology and the development of a new particle injection system.  The 2008 Bonus Plan, which has been approved by the Compensation Committee, also sets forth objectives for management that revolve around the commercialization of the PID technology, achieving first revenue and generating positive cash flow from the business.  For fiscal 2007, the Compensation Committee exercised its discretion and determined that the Company was not in a financial position to pay cash bonuses even though some performance evaluation criteria had been met. As such, no bonuses were paid for 2007 to our executive officers.

Our cash bonus awards are linked to the achievement of the performance goals described above and are designed to put a significant portion of total compensation at risk. The Compensation Committee has established a bonus target for each executive officer based upon a review of the competitive data for that position, level of responsibility and ability to impact our success. Individual executive officer bonus targets range from 40% to 80% of base salary, except the President and Chief Executive Officer’s bonus, whose target ranges from 50% to 100% of base salary.

Long-term Incentive Awards.   From time to time, we also provide long-term incentive compensation to our executive officers and key employees through equity awards pursuant to one of the 2004, 2005 and 2007 Stock Incentive Plans. The use of equity awards is intended to provide incentives to our executive officers and key employees to work toward our long-term goals. Equity awards are not granted by the Compensation Committee as a matter of course as part of the regular compensation of any executive or key employee. The decision by the Compensation Committee to grant an equity award is based on the perceived incentive that any such grant will provide and the benefits that the grant may have on long-term stockholder value. The determination by the Compensation Committee of the number of shares granted is based on the level and contribution of the intended recipient as well as an analysis of the intended recipient’s stock ownership position relative to other executive officers within our company. Consideration is also given by the Compensation Committee to the anticipated contribution of the business operations for which the intended recipient has responsibility to overall stockholder value.

During fiscal 2007, the Compensation Committee awarded both options as well as restricted shares as reflected in the table below. A total of 735,000 restricted shares and 615,000 options have been awarded to named executive officers during the last three fiscal years.

2007
Name	Restricted Shares (1)	Options (2)
Jim B. Terry	525,000	75,000
J. Chris Boswell	—	—
Thomas E. Hardisty	—	—
Gordon Tibbitts	—	—

(1)  With respect to 129,250 shares, the restrictions lapse on the date we file our first quarterly or annual report with the Securities and Exchange Commission in which we report Adjusted EBITDA (as defined in the award agreement) for a fiscal quarter that is greater than $0; with respect to 200,000 shares, the restrictions lapse on the date we consummate a strategic transaction with a third party that the Compensation Committee, in its sole discretion, determines satisfies certain criteria described in the award agreement; and with respect to 170,750 shares, the restrictions lapse on the date we file our first quarterly or annual report with the Securities and Exchange Commission in which we report, for two consecutive fiscal quarters, cumulative revenues in an amount equal to or greater than $1.0 million, in the aggregate.  With respect to 25,000 shares, restrictions lapse in one-third increments on each of the first, second and third anniversaries of the date of grant, October 24, 2006.

(2)       Options vest in 1/3 increments on October 24 in each of the years 2007, 2008 and 2009.

The stock options which have been granted in fiscal 2007 and are currently outstanding are subject to vesting in one-third increments on each of the first, second and third anniversaries of the date of grant, October 24, 2006 and have exercise prices based on the market price of the underlying common stock at the date of grant.

Severance and Change in Control Arrangements.   We have entered into Employment Agreements with each of our executive officers that contain severance and change of control arrangements.  The purpose of these Employment Agreements is to (i) ensure the continued dedication of the executive, notwithstanding the possibility, threat or occurrence of a change of control; (ii) diminish any distraction of the executive resulting from the uncertainties and risks created by a pending or threatened change of control; and (iii) provide the executive with compensation and benefits arrangements upon a change of control that are competitive with those of our Peer Group.  As discussed above, it is important that the terms of these Employment Agreements are competitive with the terms of similar agreements that are found in the market place based on compensation packages of our Peer Group to retain quality key employees. The benefits that each of our named executive officers will receive in the event of termination or upon a change of control are described below under “-Potential Payments upon Termination or Change in Control.”

The Employment Agreements for the President and Chief Executive Officer, Senior Vice President and Chief Financial Officer and Senior Vice President of Corporate Development and Secretary are effective for a three-year term and are automatically renewed for a one year term on the anniversary date, such that these agreements are always for a three-year term upon each annual renewal.  The agreement for the Vice President of Technology is effective for a one-year term and is automatically renewed for a one-year term on the anniversary date.  Please see “- Employment Agreements.”

Benefits.   Our executive officers may also participate in our 401(k) plan on the same terms as other employees for which we automatically contribute 3% of the employee’s base salary.  We also offer medical, dental and term life insurance.  In addition, Messrs. Terry, Boswell, Hardisty, and Tibbitts each have life insurance policies for which we pay the annual premiums of $9,920, $2,870, $2,946, and $1,819, respectively.

Determination of fiscal 2008 Annual Base Salary and Incentive Bonus Potential

During fiscal 2007, the Compensation Committee also considered whether adjustments should be made to the base salaries and incentive bonus potential for the named executive officers for fiscal 2008. The Compensation Committee adjusted each named executive officer’s base salary and incentive bonus potential based on individual performance, market conditions and the other factors discussed above. The following table sets forth the 2008 base salaries and incentive bonus potential (as a percentage of base salary) for the named executive officers.

Name	Title	Fiscal 2008 Base Salary	Maximum Fiscal 2008 Incentive Bonus Potential (as a % of Base Salary)
Jim B. Terry	President and Chief Executive Officer Senior Vice President and Chief	$252,000	100%
J. Chris Boswell	Financial Officer Senior Vice President of Business	231,000	80%
Thomas E. Hardisty	Development	189,000	80%
Gordon Tibbitts	Vice President of Technology	150,000	80%

Allocation of Compensation between Short and Long-Term Benefits and between Restricted Stock and Options

The Compensation Committee generally allocates the compensation program for our executive officers and key employees between equity-based and non-equity-based compensation in order to balance the policies of supporting long-term performance measures while rewarding yearly performance goals. In evaluating whether or not to make awards of equity-based long-term compensation during fiscal 2007, the Compensation Committee considered the amount of equity already held by our executive officers.  Because each of Messrs. Boswell, Hardisty and Tibbits were founders or executive officers of our company near the time it was founded, each of them already had significant equity ownership positions in our company as of September 30, 2006.  Mr. Terry, on the other hand, became an executive officer of our company in January 2006.  Therefore, the Compensation Committee exercised its discretion to make awards of equity-based long-term compensation only to Mr. Terry during fiscal 2007.

Stock options represent the opportunity to purchase shares of our stock at a fixed price at a future date. Our long-term incentive plan requires that the per share exercise price of our options not be less than the fair market value of a share of our common stock on the date of grant. This means that our stock options have value for our executive officers only if our stock price appreciates from the date the options are granted and the executive officers remain employed by us through the vesting period. This design focuses our executive officers on increasing the value of our common stock over the long-term, consistent with stockholders' interests.  Restricted stock awards provide some value to an employee during periods of stock price volatility and may better achieve the goal of retaining and motivating employees when the current value of our stock is less than the exercise price of a stock option. Accordingly, we believe that a mix of option and restricted stock awards more completely align management’s interests with those of our company and our stockholders, while increasing our ability to retain key members of our management team.

Set forth below is the percentage of short-term to long-term benefits given to Messrs. Terry, Boswell, Hardisty and Tibbitts based on the fiscal 2007 Summary Compensation Table reflecting the determinations of the Compensation Committee described in the preceding paragraph.

Name	Short-Term Benefits(1)	Long-Term Benefits(2)	Total
Jim B. Terry	16%	84%	100.0%
J. Chris Boswell	97%	3%	100.0%
Thomas E. Hardisty	97%	3%	100.0%
Gordon Tibbitts	96%	4%	100.0%

(1)   Short-Term Benefits include salary, bonus and insurance premiums paid.

(2)  Long-Term Benefits include stock awards and safe-harbor amounts under the 401(k) Plan.

Tax Considerations

During 1993, Congress enacted legislation that could have the effect of limiting the deductibility of executive compensation paid to each of a company’s five highest paid executive officers.  This legislation provides that compensation paid to any one executive in excess of $1,000,000 will not be deductible unless it is performance-based and paid under a plan that has been approved by stockholders.  The Compensation Committee considers the application of this legislation when reviewing executive compensation; however, the limitation on deductibility of executive compensation has not had any impact on us to date.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.

The Compensation Committee

Ken R. LeSuer, Chairman	Hugh A. Menown	John D. Schiller, Jr.

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation of our named executive officers for fiscal year 2007.   Additional details regarding the applicable elements of compensation in the Summary Compensation Table are provided in the footnotes following the table.

Name and Principal Position	Fiscal Year	Salary ($)	Restricted Stock Awards ($)		Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Jim B. Terry	2007	238,707	1,161,250	(2)	138,000	19,332	(3)	1,557,289
President and Chief Executive Officer
J. Chris Boswell	2007	218,816	—		—	19,393	(3)	238,209
Senior Vice President, Chief Financial Officer and Treasurer
Thomas E. Hardisty	2007	179,032	—		—	9,517	(3)	188,549
Senior Vice President of Corporate Development and Secretary
Gordon Tibbitts	2007	143,462	—		—	7,323	(3)	150,785
Vice President of Technology

(1)          Please see the discussion of the assumptions made in the valuation of this award in the financial statements and footnotes to the financial statements of this Annual Report on Form 10-K filed with the SEC.  We adopted the fair value recognition provisions of SFAS No. 123(R) effective June 15, 2005.  Under the SFAS No. 123(R), we recorded compensation expense in our Audited Consolidated Financial Statements for the year ended September 30, 2007 with respect to the award included in this table.  See “Note 3 Summary of Significant Accounting Policies” in the financial statements of this Annual Report on Form 10-K for further discussion of the accounting treatment for these options.

(2)          Represents a combination of 500,000 shares of restricted stock valued at $2.18 per share, the average of the high and low prices of our common stock on the NASDAQ Capital Market on August 7, 2007, the day of the grant, and 25,000 shares of restricted stock valued at $2.85

per share, the average of the high and low prices of our common stock on the NASDAQ Capital Market on October 24, 2006.   On September 30, 2007, the restricted stock granted to Mr. Terry in fiscal 2007 had a value of $1,722,050 based on the closing price of our common stock of $3.28 per share on the NASDAQ Capital Market.   The restricted stock granted to Mr. Terry vests 33% on each anniversary of the date of grant for the shares granted on October 24, 2006.   The restricted stock grant of 500,000 shares vests upon satisfaction of specific performance goals set forth by the Compensation Committee.   See “—Compensation Discussion and Analysis-Equity-based Incentive Awards.” for the description of the specific performance targets.  We do not currently pay dividends on our common stock; however, we would pay dividends on the restricted stock should our dividend policy change and we declared a dividend on our common stock.

(3)          Represents company matching contributions pursuant to our 401(k) plan and the dollar value of insurance premiums paid by our company with respect to term life insurance for the benefit of the named executive officer.

Grants of Plan Based Awards

		Estimated Future Payouts Under			All Other Stock Awards: Number of		All Other Option Awards: Number of Securities	Exercise or Base Price	Closing Market Price of Common	Grant Date Fair Value of Stock and
		Equity Incentive Plan Awards			Shares of Stock		Underlying	of Option	Stock	Option
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	or Units (#)		Options (#)	Awards (1)($ / Sh)	Awards ($ / Sh)	Awards (2)($)
Jim B. Terry	10/24/06	—	—	—	—		75,000	2.85	2.88	138,000
	10/24/06	—	25,000	—	25,000	(3)	—	—	—	—
	8/7/2007	—	170,750	—	170,750	(4)	—	—	—	—
	8/7/2007	—	129,250	—	129,250	(4)	—	—	—	—
	8/7/2007	—	200,000	—	200,000	(4)	—	—	—	—
J. Chris Boswell	—	—	—	—	—		—	—	—	—
Thomas E. Hardisty	—	—	—	—	—		—	—	—	—
Gordon Tibbitts	—	—	—	—	—		—	—	—	—

(1)          Represents the average of the high and low market prices of our common stock on the NASDAQ Capital Market on the date of the grant, which is the calculation used to determine fair market value under our equity incentive plans.

(2)          We adopted the fair value recognition provisions of SFAS No. 123(R) effective June 15, 2005.  Accordingly, the grant date fair value for the award made in fiscal 2007 is calculated in accordance with SFAS 123(R).

(3)          Effective October 24, 2006, Mr. Terry received 25,000 shares of common stock, pursuant to the 2005 Stock Incentive Plan, vesting over three years, 33% on each anniversary of the grant date in each of 2007, 2008, and 2009.

(4)          Effective August 7, 2007, Mr. Terry received 170,750 shares, 129,250 shares and 200,000 shares of restricted stock.  See “—Compensation Discussion and Anaylsis-Equity-based Incentive Awards” for the description of the specific performance targets.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to gain an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

Employment Agreements

Employment Agreement of Jim B. Terry.    Mr. Terry entered into an employment agreement effective as of January 23, 2006.  This agreement has a three-year term that is automatically extended for successive one-year periods following the end of the initial three-year term unless otherwise terminated by delivery of written notice by either party no less than 90 days prior to the first day of any one-year extension period.  The agreement provides that Mr. Terry will serve as our Chief Executive Officer and President.  Under the terms of the agreement, Mr. Terry will receive an annual base salary of $240,000, which may be further increased at the sole discretion of the Compensation Committee.  We may decrease Mr. Terry’s base salary only with the prior written consent of Mr. Terry.  Mr. Terry is also eligible to participate in our annual bonus incentive plan as approved by the Compensation Committee or the Board of Directors in amounts approved by and based on criteria established by the Compensation Committee.  Mr. Terry will also be eligible to participate, in the sole discretion of the Compensation Committee, in any long-term incentive arrangements we make available to our executive officers from time to time.  Finally, Mr. Terry will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, four weeks of paid vacation each calendar year, and participation by Mr. Terry and his spouse and dependents in all benefits, plans and programs available to our executive employees.  We have also agreed to use reasonable efforts to obtain life insurance for Mr. Terry in the amount of $500,000.

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

Mr. Terry’s employment agreement also includes provisions governing the payment of severance benefits if his employment is terminated in connection with a Change in Control.  For a description of these payments, please read “—Potential Payments Upon Termination or Change in Control” below.

Additionally, if any of the payments or benefits described above are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then Mr. Terry is entitled to receive a gross-up payment equal to the amount of excise tax imposed plus all taxes imposed on the gross-up payment.

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

Employment Agreement of J. Chris Boswell.    Mr. Boswell entered into an employment agreement that was effective as of February 1, 2006.  This agreement, which replaced his previous employment agreement, has a three-year term that is automatically extended for successive one-year periods following the end of the initial three-year term unless otherwise terminated by delivery of written notice by either party no less than 90 days prior to the first day of any one-year extension period.  The agreement provides that Mr. Boswell will serve as Chief Financial Officer and Senior Vice President.  Under the terms of the agreement, Mr. Boswell will receive an annual base salary of $220,000, which may be further increased at the sole discretion of the Compensation Committee.  We may decrease Mr. Boswell’s base salary only with the prior written consent of Mr. Boswell.  Mr. Boswell is also eligible to participate in our annual bonus incentive plan as approved by the Compensation Committee or the Board of Directors in amounts approved by and based on criteria established by the Compensation Committee.  Mr. Boswell will also be eligible to participate, in the sole discretion of the Compensation

Committee, in any long-term incentive arrangements we make available to our executive officers from time to time.  Finally, Mr. Boswell will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, four weeks of paid vacation each calendar year, and participation by Mr. Boswell and his spouse and dependents in all benefits, plans and programs available to our executive employees.  We have also agreed to use reasonable efforts to obtain life insurance for Mr. Boswell in the amount of $500,000.

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

Mr. Boswell’s employment agreement also includes provisions governing the payment of severance benefits if his employment is terminated in connection with a Change in Control.  For a description of these payments, please read “—Potential Payments Upon Termination or Change in Control” below.

Additionally, if any of the payments or benefits described above are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then Mr. Boswell is entitled to receive a gross-up payment equal to the amount of excise tax imposed plus all taxes imposed on the gross-up payment.

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

Employment Agreement of Thomas E. Hardisty.    Mr. Hardisty entered into an employment agreement that was effective as of February 1, 2006.  This agreement, which replaced his previous employment agreement, has a three-year term that is automatically extended for successive one-year periods following the end of the initial three-year term unless otherwise terminated by delivery of written notice by either party no less than 90 days prior to the first day of any one-year extension period.  The agreement provides that Mr. Hardisty will serve as a Senior Vice President.  Under the terms of the agreement, Mr. Hardisty will receive an annual base salary of $180,000, which may be further increased at the sole discretion of the Compensation Committee.  We may decrease Mr. Hardisty’s base salary only with the prior written consent of Mr. Hardisty.  Mr. Hardisty is also eligible to participate in our annual bonus incentive plan as approved by the Compensation Committee or the Board of Directors in amounts approved by and based on criteria established by the Compensation Committee.  Mr. Hardisty will also be eligible to participate, in the sole discretion of the Compensation Committee, in any long-term incentive arrangements we make available to our executive officers from time to time.  Finally, Mr. Hardisty will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, four weeks of paid vacation each calendar year, and participation by Mr. Hardisty and his spouse and dependents in all benefits, plans and programs available to our executive employees.  We have also agreed to use reasonable efforts to obtain life insurance for Mr. Hardisty in the amount of $500,000.

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

Mr. Hardisty’s employment agreement also includes provisions governing the payment of severance benefits if his employment is terminated in connection with a Change in Control.  For a description of these payments, please read “—Potential Payments Upon Termination or Change in Control” below.

Additionally, if any of the payments or benefits described above are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then Mr. Hardisty is entitled to receive a gross-up payment equal to the amount of excise tax imposed plus all taxes imposed on the gross-up payment.

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

Employment Agreement of Gordon Tibbitts.    Mr. Tibbitts entered into an employment agreement effective as of August 1, 2003.  The agreement has an initial term of one year and automatically renews each August 1st for an addition twelve month period.  The agreement provides that Mr. Tibbitts will serve as Vice President—Technology.  Mr. Tibbitts receives an annual base salary of $130,000 and is eligible to participate in benefits and insurance packages of the Company.  We also agreed to provide Mr. Tibbitts with the use of office and communication equipment normal for the operation of a satellite office in Salt Lake City, Utah.  Mr. Tibbitts will also be eligible to receive a bonus at such time and in such amount as determined by the Board of Directors of the Company.

During the term of the agreement, we may terminate Mr. Tibbitts’ employment at any time for cause, and Mr. Tibbitts may terminate the agreement for any reason upon written notice delivered no less than 15 days and no more than 60 days prior to the date of termination. The employment agreement with Mr. Tibbitts also contains customary nondisclosure and proprietary rights provisions.

Outstanding Equity Awards as of September 30, 2007

The following table provides information concerning unexercised options and restricted stock that have not vested for each named executive officer as of September 30, 2007:

	Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Unearned Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jim B. Terry	50,000	100,000	(6)	—	$6.73	1/23/2016	—		$—	—		$—
	—	75,000	(7)	—	2.85	10/24/2016	—		—	—		—
	—	—		—	—	—	100,000	(2)	328,000	—		—
	—	—		—	—	—	25,000	(3)	82,000	—		—
	—	—		—	—	—	—		—	129,250	(4)	423,940
	—	—		—	—	—	—		—	200,000	(4)	656,000
	—	—		—	—	—	—		—	170,750	(4)	560,060
J. Chris Boswell	640,000	120,000	(8)	—	0.12	4/8/2014	—		—	—		—
	106,667	53,333	(9)	—	4.90	5/20/2015	—		—	—		—
	—	—		—	—	—	10,000	(5)	32,800	—		—
Thomas E. Hardisty	525,000	75,000	(8)	—	0.12	4/8/2014	—		—	—		—
	106,667	53,333	(9)	—	4.90	5/20/2015	—		—	—		—
	—	—		—	—	—	10,000	(5)	32,800	—		—
Gordon Tibbitts	287,500	62,500	(8)	—	0.12	4/8/2014	—		—	—		—
	23,333	46,667	(10)	—	4.50	10/3/2015	—		—	—		—

(1)      Value based on the market value of our common stock on September 30, 2007 ($3.28).

(2)      Restricted stock award lapses 1/2 on each on January 23, 2008 and 2009.

(3)      Restricted stock award lapses 1/3 on each on October 23, 2007, 2008 and 2009.

(4)      Restricted stock award lapses on specific performance targets set by the Compensation Committee.  See “—Compensation Discussion and Analysis-Equity-based Incentive Awards” for the description of the specific performance targets.

(5)      Restricted stock award lapses on May 20, 2008.

(6)  Option award vests in ½ increments on January 23, 2008 and 2009.

(7)  Option award vests in 1/3 increments on October 24, 2007, 2008, and 2009.

(8)  Option award vests on April 8, 2008.

(9)  Option award vests on May 20, 2008.

(10)  Option award vests in ½ increments on  October 3, 2007 and 2008.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Jim B. Terry	—	$—	50,000	$172,000
J. Chris Boswell	—	—	10,000	27,400
Thomas E. Hardisty	—	—	10,000	27,400
Gordon Tibbitts	—	—	—	—

(1)             Value realized represents the difference of the fair market value of the shares at the time of exercise over the exercise price.

(2)             Value realized represents the fair market value of the shares at the vest date.

Potential Payments upon Termination or Change in Control

Severance Under Employment Agreement of Jim B. Terry.   Except as provided in the following sentence, in the event Mr. Terry’s employment is subject to an Involuntary Termination (as defined above), we shall pay to Mr. Terry a lump sum cash payment within 30 days of termination equal to two times his annual base salary in effect at the time of termination. If Mr. Terry’s employment is subject to an Involuntary Termination that occurs at any time during the period beginning 60 days prior to the date a definitive agreement concerning a Change of Control (as defined below) is executed and ending on the one-year anniversary of the consummation of such Change of Control (such period being a “Change of Control Period”), Mr. Terry will be entitled to receive a lump sum cash payment within 30 days of termination equal to two times the sum of his annual base salary in effect at the time of termination and the average of the bonuses he received in the two preceding fiscal years (as calculated in accordance with the agreement). If Mr. Terry’s employment is subject to an Involuntary Termination during a Change of Control Period or as a result of his death or disability, we have also agreed to accelerate the vesting of all options to purchase common stock granted to Mr. Terry and to remove the restrictions on vesting or forfeiture of all restricted stock and all other accrued benefits under any non-qualified deferred compensation plans granted to Mr. Terry. Finally, Mr. Terry and his dependents will be eligible to receive COBRA continuation coverage under our group health plans for a period of up to two years following any Involuntary Termination of his employment, in accordance with and to the extent provided by COBRA.

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

In the event that any payment or distribution to Mr. Terry is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any interest or penalties with respect to such excise tax, we have agreed to make an additional payment to Mr. Terry in an amount such that after payment by Mr. Terry of all taxes (including such excise tax imposed on such additional payment), Mr. Terry will retain an amount of such payment equal to the amount of the excise tax imposed upon such payment (the “Gross Up” payment).

The following table describes the potential payments upon termination or a change in control of the Company for Mr. Terry, our President and Chief Executive Officer.

		Involuntary termination on change of control
Executive Benefits and Payments Upon Termination	Involuntary termination	Purchase price of $4 or more	Purchase price of less than $4
Compensation:
Cash payment	$504,000	$541,500	$541,500
Gross Up (1)	—	—	—
Vacation	19,385	19,385	19,385
Medical Benefits	31,414	31,414	31,414
Long-term incentives:
Stock Options: Unvested	574,000	574,000	574,000
Restricted Stock: Unvested	2,050,000	2,050,000	2,050,000
Total	$3,178,799	$3,216,299	$3,216,299

(1) As of  September 30, 2007, the amount of the termination benefit due under Mr. Terry’s employment contract would not trigger the excise tax imposed by Section 4999.

Severance Under Employment Agreement of J. Chris Boswell.   Except as provided in the following sentence, in the event Mr. Boswell’s employment is subject to an Involuntary Termination (as defined above), we shall pay to Mr. Boswell a lump sum cash payment within 30 days of termination equal to the greater of (1) two times his annual base salary in effect at the time of termination, or (2) $600,000. If Mr. Boswell’s employment is subject to an Involuntary Termination that occurs at any time during the period beginning 60 days prior to the date a definitive agreement concerning a Change of Control (as defined below) is executed and ending on the one-year anniversary of the consummation of such Change of Control (such period being a “Change of Control Period”), Mr. Boswell will be entitled to receive a lump sum cash payment within 30 days of termination equal to the greater of (1) two times the sum of his annual base salary in effect at the time of termination and the average of the bonuses he received in the two preceding fiscal years (as calculated in accordance with the agreement), or (2) $600,000, which amount will be increased to $950,000 if Mr. Boswell is not provided with an opportunity to sell the shares of our common stock then held by Mr. Boswell at a purchase price of $4.00 or more per share in connection with a Change of Control transaction. If Mr. Boswell’s employment is subject to an Involuntary Termination during a Change of Control Period or as a result of his death or disability, we have also agreed to accelerate the vesting of all options to purchase common stock granted to Mr. Boswell and to remove the restrictions on vesting or forfeiture of all restricted stock and all other accrued benefits under any non-qualified deferred compensation plans granted to Mr. Boswell. Finally, Mr. Boswell and his dependents will be eligible to receive COBRA continuation coverage under our group health plans for a period of up to two years following any Involuntary Termination of his employment, in accordance with and to the extent provided by COBRA.

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

The following table describes the potential payments upon termination or a change in control of the Company for Mr. Boswell, our Senior Vice President - Chief Financial Officer.

		Involuntary termination on change of control
Executive Benefits and Payments Upon Termination	Involuntary termination	Purchase price of $4 or more	Purchase price of less than $4
Compensation:
Cash payment	$600,000	$600,000	$950,000
Gross Up (1)	—	—	370,619
Vacation	17,769	17,769	17,769
Long-term incentives:
Stock Options: Unvested	568,532	568,532	568,532
Restricted Stock: Unvested	32,800	32,800	32,800
Total	$1,219,101	$1,219,101	$1,939,720

(1) As of  September 30, 2007, the amount of the termination benefit due under Mr. Boswell’s employment contract would only trigger the excise tax imposed by Section 4999 if the company were to be sold for less than $4 per share.

Severance Under Employment Agreement of Thomas E. Hardisty.   Except as provided in the following sentence, in the event Mr. Hardisty’s employment is subject to an Involuntary Termination (as defined above), we shall pay to Mr. Hardisty a lump sum cash payment within 30 days of termination equal to the greater of (1) two times his annual base salary in effect at the time of termination, or (2) $450,000. If Mr. Hardisty’s employment is subject to an Involuntary Termination that occurs at any time during the period beginning 60 days prior to the date a definitive agreement concerning a Change of Control (as defined below) is executed and ending on the one-year anniversary of the consummation of such Change of Control (such period being a “Change of Control Period”), Mr. Hardisty will be entitled to receive a lump sum cash payment within 30 days of termination equal to the greater of (1) two times the sum of his annual base salary in effect at the time of termination and the average of the bonuses he received in the two preceding fiscal years (as calculated in accordance with the agreement), or (2) $450,000, which amount will be increased to $650,000 if Mr. Hardisty is not provided with an opportunity to sell the shares of our common stock then held by Mr. Hardisty at a purchase price of $4.00 or more per share in connection with a Change of Control transaction. If Mr. Hardisty’s employment is subject to an Involuntary Termination during a Change of Control Period or as a result of his death or disability, we have also agreed to accelerate the vesting of all options to purchase common stock granted to Mr. Hardisty and to remove the restrictions on vesting or forfeiture of all restricted stock and all other accrued benefits under any non-qualified deferred compensation plans granted to Mr. Hardisty. Finally, Mr. Hardisty and his dependents will be eligible to receive COBRA continuation coverage under our group health plans for a period of up to two years following any Involuntary Termination of his employment, in accordance with and to the extent provided by COBRA.

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

The following table describes the potential payments upon termination or a change in control of the Company for Mr. Hardisty, our Senior Vice President of Business Development and Secretary.

		Involuntary termination on change of control
Executive Benefits and Payments Upon Termination	Involuntary termination	Purchase price of $4 or more	Purchase price of less than $4
Compensation:
Cash payment	$450,000	$450,000	$650,000
Gross Up (1)	—	—	237,629
Vacation	14,538	14,538	14,538
Long-term incentives:
Stock Options: Unvested	420,932	420,932	420,932
Restricted Stock: Unvested	32,800	32,800	32,800
Total	$918,270	$918,270	$1,355,899

(1) As of  September 30, 2007, the amount of the termination benefit due under Mr. Hardisty’s employment contract would only trigger the excise tax imposed by Section 4999 if the company were to be sold for less than $4 per share.

Severance Under Employment Agreement of Gordon Tibbitts.     If  Mr. Tibbits is involuntarily terminated, he will be entitled to receive a payment equal to one month of his base salary as well as any vacation unused at that time and all stock options and restricted stock not then vested or exercisable, as the case may be, shall immediately vest and become fully exercisable.

The following table describes the potential payments upon termination or a change in control of the Company for Mr. Tibbitts, our Vice President of Technology.

		Involuntary termination on change of control
Executive Benefits and Payments Upon Termination	Involuntary termination	Purchase price of $4 or more	Purchase price of less than $4
Compensation:
Cash payment	$12,500	$12,500	$12,500
Gross Up (1)	—	—	—
Vacation	11,538	11,538	11,538
Long-term incentives:
Stock Options: Unvested	358,068	358,068	358,068
Restricted Stock: Unvested	—	—	—
Total	$382,106	$382,106	$382,106

(1) As of  September 30, 2007, the amount of the termination benefit due under Mr. Tibbitts’ employment contract would not trigger the excise tax imposed by Section 4999.

DIRECTOR COMPENSATION

The following table sets forth the compensation earned by our non-employee directors for the year ended September 30, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Len R. LeSuer	$41,250	$39,300	$74,100	—	—	$154,650
John D. Schiller, Jr.	28,500	19,650	37,050	—	—	85,200
Michael Mathews	41,500	19,650	37,050	—	—	98,200
Hugh A. Menown	38,500	19,650	37,050	—	—	95,200
Steve Weyel(3)	23,625	19,650	37,050			80,325

(1)          Based on the the average of the high and low market prices of our common stock on the NASDAQ Capital Market on the date of the grant.

(2)  Based on the fair value computed in accordance with FAS 123(R)

(3)          Steve Weyel resigned in August 2007.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2007, Messrs. LeSuer, Schiller and Menown served on the Compensation Committee of our Board of Directors. None of Messrs. LeSuer nor Menown has ever been an officer or employee of Particle Drilling Technologies, Inc. Mr. Schiller served as the Company’s interim President and Chief Executive Officer from January 2005 until November 2005.  None of our executive officers serve as a member of the Board of Directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock of the company beneficially owned as of November 30, 2007 by (1) those persons or any group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by our company to beneficially own more than 5% of our common stock, (2) each named executive officer and director of our company, and (3) all directors and executive officers of our company as a group. For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. The following table includes shares of restricted stock of our company held by our executive officers and directors over which they have voting power but no investment power. The following percentage information is calculated based on 31,629,901 shares of common stock that were outstanding as of November 30, 2007. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to the shares beneficially owned by that person.

LC Capital Master Fund, Ltd.(1)	1,734,300		5.5%
Greywolf Capital Management LP(2)	2,026,000		6.4%
John D. Schiller, Jr. (3)	1,844,167	(4)	5.6%
Jim B. Terry	810,500	(5)	2.6%
Thomas E. Hardisty	1,477,667	(6)	4.6%
J. Chris Boswell	1,825,807	(7)	5.6%
Gordon Tibbitts	334,167	(8)	1.1%
Ken R. LeSuer	175,000	(9)	*
Michael S. Mathews	87,500	(10)	*
Hugh A. Menown	87,500	(11)	*
Byron Dunn	5,000	(11)	*
Directors and executive officers as a group (9 persons)	6,647,308	(3)-(11)	19.0%

*                    Less than 1%

(1)             Address: c/o Lampe Conway, 680 Fifth Avenue, Suite 1202, New York, New York 10019. Richard F. Conway has sole voting and investment power with respect to the shares of common stock held by LC Capital Master Fund, Ltd.

(2)             Address: c/o Joe McInnis, 4 Manhattanville Road, Suite 201, Purchase, NY 10577-2119.  We have been advised that the shares are owned directly by Greywolf Capital Partners II LP (“Greywolf Capital II”) and by Greywolf Capital Overseas Fund (“Greywolf Overseas”). Greywolf Advisors LLC (the “General Partner”), as general partner to Greywolf Capital II, may be deemed to be the beneficial owner of all such shares owned by Greywolf Capital II. Greywolf Management LP (“Investment Manager”), as investment manager of Greywolf Overseas and Greywolf Capital II, may be deemed to be the beneficial owner of all such shares owned by Greywolf Overseas and Greywolf Capital II. Greywolf GP LLC (the “Investment Manager General Partner”), as general partner of the Investment Manager, may be deemed to be the beneficial owner of all such shares owned by Greywolf Capital II and Greywolf Overseas. Jonathan Savitz (“Savitz”), as the senior managing member of the General Partner and as the sole managing member of the Investment Manager General Partner, may be deemed to be the beneficial owner of all such shares owned by Greywolf Capital II and Greywolf Overseas. Each of the General Partner, the Investment Manager, the Investment Manager General Partner and Savitz hereby disclaims any beneficial ownership of any such shares. The address of the principal business office of (i) Greywolf Capital II, General Partner, Investment Manager and Investment Manager General Partner is 4 Manhattanville Road, Suite 201, Purchase, NY 10577 and (ii) Greywolf Overseas is 6 Front Street, Hamilton, HM11 Bermuda.

(3)             Address: 1021 Main Street Suite 2626 Houston, Texas 77002.

(4)             Includes 70,000 shares of restricted stock and 724,167 shares of common stock that Mr. Schiller may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of the date of this Form 10-K.

(5)             Includes 650,000 shares of restricted stock and 125,000 shares of common stock that Mr. Terry may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of the date of this Form 10-K.

(6)             Includes 30,000 shares of restricted stock and 631,667 shares of common stock that Mr. Hardisty may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of the date of this Form 10-K.

(7)             Includes 30,000 shares of restricted stock and 746,667 shares of common stock that Mr. Boswell may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of the date of this Form 10-K.

(8)             Includes 334,167 shares of common stock that Mr. Tibbitts may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of this Form 10-K.

(9)             Includes 30,000 shares of restricted stock and 145,000 shares of common stock that Mr. LeSuer may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of this Form 10-K.

(10)       Includes 15,000 shares of restricted stock and 72,500 shares of common stock that each of Messrs. Mathews and Menown may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of this Form 10-K.

(11)       Consists of 5,000 shares of restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

        Incorporated by reference from “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

None Applicable.

Director Independence

Our Board of Directors has determined that Messrs. LeSuer, Schiller, Mathews, Menown and Dunn are, and Mr. Weyel previously was, “independent,” as that term is defined by the rules of the NASDAQ. Prior to December 12, 2006, our Board of Directors had determined that Mr. Schiller was not independent. This was because Mr. Schiller served as interim President and Chief Executive Officer of our company and PDTI from December 2004 until November 14, 2005. During that time, Mr. Schiller received compensation in the form of additional grants of restricted stock for serving as an interim executive officer. Because of modifications to the NASDAQ rules in 2006 related to the definition of an independent director, our Board of Directors re-evaluated this determination with respect to Mr. Schiller in December 2006. As a result of this evaluation, our Board of Directors determined that Mr. Schiller is now an independent director under the rules and regulations of the NASDAQ. In making the independence determinations with respect to our directors, our Board of Directors considered transactions and relationships between each director or his immediate family and our company. The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent. The Board of Directors concluded that any such relationships and transactions during the past three years were not material and that any such transactions were at arm’s-length. As a result of this review, the Board of Directors affirmatively determined based on its understanding of such transactions and relationships that the directors named above, other than Mr. Terry, are independent of the Company under the standards set forth by NASDAQ.

The Board of Directors has the following standing committees:

Audit Committee.   Our Board of Directors has a separately-designated standing Audit Committee, which committee consists of Messrs. Menown, Mathews and Dunn. Mr. Menown serves as Chairman of the Audit Committee. The Board of Directors has made the following determinations related to the Audit Committee:

•                  Messrs. Menown, Mathews and Dunn satisfy the independence requirements as defined by the NASDAQ rules and as set forth in Rule 10A-3 under the Securities Exchange Act of 1934.

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

Our Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The Audit Committee met four times during fiscal 2007 and operates pursuant to a written charter, which was adopted February 3, 2005 and amended on May 31, 2005.

The Audit Committee Charter is available on our website at www.particledrilling.com or in print to any stockholder who requests it. The Audit Committee has performed an annual review and assessment of its charter and determined that no amendments are necessary at this time.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee, which consists of Messrs. Mathews, LeSuer and Schiller met four times during fiscal 2007. Mr. Mathews is the Chairman of the Nominating and Corporate Governance Committee. The Board of Directors has determined that Messrs. Mathews, LeSuer and Schiller satisfy the independence requirements as defined by the rules of the NASDAQ.

The Nominating and Corporate Governance Committee is responsible for (1) reviewing the appropriate size, function and needs of the Board of Directors, (2) developing the Board’s policy regarding tenure and retirement of directors, (3) establishing criteria for evaluating and selecting new members of the Board, subject to Board approval thereof, (4) identifying and recommending to the Board for approval individuals qualified to become members of the Board of Directors, consistent with criteria established by the Committee and the Board, (5) overseeing the evaluation of management and the Board, and (6) monitoring and making recommendations to the Board on matters relating to corporate governance.

The Nominating and Corporate Governance Committee Charter is available on our website at www.particledrilling.com or in print to any stockholder who requests it. The Nominating and Corporate Governance Committee has performed an annual review and assessment of its charter and determined that no amendments are necessary at this time.

Compensation Committee.  The Compensation Committee, which consists of Messrs. LeSuer, Schiller and Menown met six times during fiscal 2007. Mr. LeSuer is the Chairman of the Compensation Committee. The Board of Directors has determined that Messrs. LeSuer, Schiller and Menown satisfy the independence requirements as defined by the listing standards of the NASDAQ and Rule 16b-3 under the Securities Exchange Act of 1934.

Our Compensation Committee is authorized to make recommendations concerning salaries and incentive compensation for our employees and consultants, establish and approve salaries and incentive compensation for certain of our executive officers and administer our employee benefit and stock option plans.

The Compensation Committee Charter is available on our website at www.particledrilling.com or in print to any stockholder who requests it. The Compensation Committee has performed an annual review and assessment of its charter and determined that no amendments are necessary.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered for the audit of our consolidated financial statements, audit of internal control over financial reporting, issuance of consents and the reviews of financial statements included in our annual reports on Form 10-K for the fiscal years ended September 30, 2007 and 2006 were $98,897 and $122,694, respectively. Our Audit Committee pre-approved all fees for professional services for the audit of our consolidated financial statements for the fiscal year ended September 30, 2007.

Audit-Related Fees

There were no audit-related services provided by our independent registered public accounting firm for the fiscal years ended September 30, 2007 and 2006.

Tax Fees

There were no tax services provide by our independent registered public accounting firm for the fiscal years ended September 30, 2007 and 2006.

All Other Fees

There were no other services provide by our independent registered public accounting firm for the fiscal years ended September 30, 2007 and 2006.

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

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the thirteenth day of December, 2007.

PARTICLE DRILLING TECHNOLOGIES, INC

By	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the thirteenth day of December, 2007.

Signature	Title

/s/ KENNETH R. LESUER	Chairman of the Board and Director
Kenneth R. LeSuer

/s/ JIM TERRY	President and Chief Executive Officer
Jim Terry	(principal executive officer)

/s/ J. CHRIS BOSWELL	Senior Vice President, and Chief Financial Officer
J. Chris Boswell	(principal financial officer and principal accounting officer)

/s/ JOHN D. SCHILLER	Director
John. D. Schiller

/s/ MICHAEL S. MATHEWS	Director
Michael S. Mathews

/s/ HUGH A. MENOWN	Director
Hugh A. Menown

/s/ BYRON DUNN	Director
Byron Dunn

EXHIBIT INDEX

Exhibit No.	Description

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

10.24†	2007 Bonus Plan. (Incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended December 31, 2006.)
10.25†	Particle Drilling Technologies, Inc. 2007 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended December 31, 2006.)
10.26†

Restricted Stock Agreement, dated August 7, 2007, between Particle Drilling Technologies, Inc. and Jim B. Terry. (Incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2007.)

10.27†

Restricted Stock Agreement, dated August 7, 2007, between Particle Drilling Technologies, Inc. and Jim B. Terry. (Incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended June 30, 2007.)

10.28†

First Amendment to Employment Agreement, dated August 7, 2007, by and between Particle Drilling Technologies, Inc. and Jim B. Terry. (Incorporated herein by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2007.)

10.29*	Bonus Plan for fiscal 2008.
14.1	Particle Drilling Technologies, Inc. Code of Business Conduct and Ethics. (Incorporated herein by reference to Exhibit 14.1 to our current report filed on Form 8-K dated February 9, 2005.)
16.1	Letter of Chisholm, Bierwolf & Nilson, LLC. (Incorporated herein by reference to Exhibit 16.1 to our current report filed on Form 8-K dated April 4, 2005.)
16.2	Letter of UHY Mann Frankfort Stein & Lipp CPAs, LLP (Incorporated herein by reference to Exhibit 16.1 to our current report filed on Form 8-K dated August 7, 2006.)
21.1*	Subsidiaries of Particle Drilling Technologies, Inc.
23.1*	Consent of UHY, LLP.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

†Management contract or compensatory plan or arrangement