Form 10-Q
period 2007-12-31
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2008-02-07
CIK 759153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of January 31, 2008 was 31,645,589.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

FORM 10-Q FOR THE QUARTER ENDED December 31, 2007

INDEX

Part I - Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at December 31, 2007 (Unaudited) and September 30, 2007	3

	Consolidated Statements of Operations (Unaudited) - Three Months Ended December 31, 2007 and 2006, and from June 9, 2003 (date of inception) to December 31, 2007	4

	Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended December 31, 2007 and 2006, and from June 9, 2003 (date of inception) to December 31, 2007	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

Part II - Other Information		13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6.	Exhibits	13

	Signatures	15

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$2,548,985	$4,461,929
Assets held for sale	900,000	900,000
Prepaid expenses	240,978	233,174

Total current assets	3,689,963	5,595,103

Property, plant & equipment, net	739,660	867,168

Intangibles, net	1,334,919	1,312,246

Other assets	50,544	52,562

Total assets	$5,815,086	$7,827,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,096,550	$1,028,999
Short-term notes payable	50,842	88,258
Current portion of long-term debt	13,459	13,511
Accrued liabilities	572,048	134,988

Total current liabilities	1,732,899	1,265,756

Long-term debt	21,280	24,537
Deferred Rent	81,038	45,539

Commitments and contingencies - Note 7

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 34,648,675 shares issued and 31,645,589 shares outstanding at December 31, 2007, and 34,632,987 shares issued and 31,629,901 shares outstanding at September 30, 2007	34,650	34,634
Additional paid-in capital	39,225,630	38,510,488
Treasury stock at cost, 3,003,086 shares	(1,511,817)	(1,511,817)
Deficit accumulated during the development stage	(33,768,594)	(30,542,058)

Total stockholders’ equity	3,979,869	6,491,247

Total liabilities and stockholders’ equity	$5,815,086	$7,827,079

The accompanying notes are an integral part of these consolidated financial statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Period from June 9, 2003 (date of inception) to December 31,
	2007	2006	2007

Revenues	$—	$—	$—

Operating expenses:
Research and development	1,780,812	1,664,843	17,102,884
General and administrative	1,479,105	1,298,544	17,371,825
Impairment of asset	—	—	295,260

Total operating expenses	3,259,917	2,963,387	34,769,969

Loss from operations	(3,259,917)	(2,963,387)	(34,769,969)

Other income (expenses)
Interest income	35,704	127,898	890,407
Rental income - related party	—	—	73,727
Gain on debt extinguishment	—	—	35,283
Gain on assignment of lease - related party	—	—	55,614
Interest expense	(2,323)	(2,972)	(53,656)

Total other income	33,381	124,926	1,001,375

Net loss	$(3,226,536)	$(2,838,461)	$(33,768,594)

Net loss per common share, basic and diluted	$(0.10)	$(0.10)	$(1.54)

Weighted average number of common shares outstanding - basic and diluted	30,734,703	29,094,418	21,900,924

The accompanying notes are an integral part of these consolidated financial statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,		Period from June 9, 2003 (date of inception) to December 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(3,226,536)	$(2,838,461)	$(33,768,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	—	(35,283)
Impairment of asset	—	—	295,260
Gain on assignment of lease - related party	—	—	(54,103)
Depreciation and amortization expense	166,855	188,307	2,205,671
Short-term note issued for services	—	—	44,000
Common stock issued for services	—	—	931,500
Warrants issued for services	—	—	63,829
Stock-based employee compensation	713,958	627,627	5,914,580
Changes in operating assets and liabilities:
Decrease in note receivable	—	385,839	385,839
(Increase) in accounts receivable - related party	—	—	(42,330)
(Increase) Decrease in prepaid expenses	(7,804)	20,771	124,997
Increase (Decrease) in accounts payable	67,551	(26,055)	756,612
Increase (Decrease) in accrued liabilities	437,060	(41,236)	668,845
(Increase) Decrease in other assets	2,018	—	(35,894)
Increase in other liabilities	35,499	—	81,038

Net cash used in operating activities	(1,811,399)	(1,683,208)	(22,464,033)

Cash flows from investing activities:
Payments to purchase property and equipment	(26,726)	(52,556)	(3,344,330)
Proceeds from sale of property and equipment	—	—	20,957
Payments to purchase intangibles	(35,294)	(40,205)	(776,552)
Payments to purchase other assets	—	—	(419,504)
Payments issued for note receivable	—	—	(300,783)
Payments issued for note receivable - related party	—	—	(56,784)

Net cash used in investing activities	(62,020)	(92,761)	(4,876,996)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,200	10,753,770	31,740,510
Repurchase of common stock	—	—	(1,511,817)
Proceeds from issuance of convertible notes	—	—	553,500
Repayments of notes payable	(40,725)	(81,166)	(892,179)
Proceeds from borrowings under loan agreements - related parties	—	—	23,195
Repayment of borrowings under loan agreements - related parties	—	—	(23,195)

Net cash (used in) provided by financing activities	(39,525)	10,672,604	29,890,014

Net increase (decrease) in cash and cash equivalents	(1,912,944)	8,896,635	2,548,985

Cash and cash equivalents - beginning of period	4,461,929	2,291,586	—

Cash and cash equivalents - end of period	$2,548,985	$11,188,221	$2,548,985

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,323	$2,972	$54,145

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$478,844
Common stock issued as consideration for account payable	—	—	6,000
Common stock issued as consideration for note payable	—	—	50,000
Related party note receivable exchanged for property and equipment	—	—	56,783
Note payable converted into common stock	—	—	553,500
Property and equipment acquired with assumed liabilities	—	—	479,610
Intangibles acquired with assumed liabilities	—	—	757,792
Property and equipment acquired with note payable	—	—	30,487
Short-term investments reclassified from other assets	—	—	385,839

The accompanying notes are an integral part of these consolidated financial statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements, which include the accounts of Particle Drilling Technologies, Inc. (which is referred to herein as “we,” “us,” “our” or the “Company”) and its subsidiary, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2007 audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

2.              GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the condensed consolidated financial statements, for the three months ended December 31, 2007, the Company reported a net loss of approximately $3.2 million, as compared to a net loss of approximately $2.8 million for the three months ended December 31, 2006.  The condensed consolidated financial statements also show an accumulated deficit of approximately $33.8 million from inception (June 9, 2003) through the period ended December 31, 2007.

The Company is currently a development stage company and its continued existence is dependent upon the Company’s successful development of the PID technology and its ability to successfully commercialize this technology.  The Company has yet to generate cashflow from operations, and until revenues commence, the Company is highly dependent upon debt and equity funding.  Based on the Company’s current liquidity position, the Company will need to raise additional capital through debt or equity funding within the next 12 months.  Management cannot provide any assurance that any such financing will be available on acceptable terms or at all.  Should continuing funding requirements not be met, the Company’s operations may cease to exist.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

New Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption.  We have adopted FIN 48 and there was no effect on our financial statements as a result of its implementation.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations beginning in the Company’s 2010 fiscal year.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for the Company’s 2010 fiscal year. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of shareholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statements of income. Currently, noncontrolling interests (minority interests) are reported as a liability in the Company’s statement of financial position and the related income attributable to minority interests is reflected as an expense in arriving at net income. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.

4.              NET LOSS PER COMMON SHARE

The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were 1,475,230 and 2,054,643 shares for the three months ended December 31, 2007 and 2006, respectively.

5.     COMMON STOCK

In December 2007, the Company issued 688 shares of its common stock upon a net cashless exercise of warrants at $2.00 per share.

In December 2007, the Company issued 10,000 shares of its common stock upon a cash exercise of warrants at $0.12 per share.

At December 31, 2007, the Company had 31,645,589 shares of common stock outstanding and had outstanding options and warrants to purchase up to 5,863,516 additional shares of the Company’s common stock in the aggregate.

6.     STOCK-BASED EMPLOYEE COMPENSATION

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2004 Plan allow for the issuance of up to 3,500,000 shares of common stock pursuant to awards under this plan.  As of  December 31, 2007, the Company had 1,250 awards available for grant under the 2004 Plan. Under the 2004 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of PDTI.  Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock.  As of December 31, 2007, the Company had 9,000 shares of common stock available for issuance pursuant to awards under the 2005 Plan.  Under the 2005 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2007, the shareholders adopted the 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2007 Plan allow for the issuance of up to 1,500,000 shares of common stock pursuant to awards under this plan.  As of December 31, 2007, the Company had 1,179,250 awards available for grant under the 2007 Plan. Under the 2007 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan for the three months ended December 31, 2007 and 2006 was $713,958 and $627,627, respectively.  Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan since inception (June 9, 2003) to December 31, 2007 was $5,914,580.

7.     COMMITMENTS AND CONTINGENCIES

In April 2007, we entered into a 60-month lease agreement that commenced in September 2007 for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility combines the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The total future minimum lease payments under this lease are $2,114,201.

8.     INCOME TAXES

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

As discussed in Footnote 3, we adopted FIN 48 and, as a result, there was no effect on our financial statements.  FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There are no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate. There is no interest or penalties recognized as of the date of adoption or for the three months ended December 31, 2007.

We filed our income tax return for the tax year ended September 30, 2007.  The tax years ended September 30, 2006 and September 30, 2005 are open for examination by the U.S. and State taxing authorities.

The Company anticipates recording no tax benefit for the year, based upon management’s assessment that the realization of the anticipated financial loss for the year is not at this point reasonably assured; accordingly no benefit has been recorded for the three months ended 12/31/07.

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

Liquidity and Capital Resources

Our principal sources of liquidity are available cash and cash equivalents.  We expect that cash requirements through the end of the fiscal year 2008 will be primarily to fund research and development activities, improve service capabilities, expand operations, and for general and administrative related services.  Based on our current liquidity position, we will need to raise additional capital through debt or equity funding within the next 12 months. Should there be any unexpected delays in the development of the new particle injection system, management intends to reduce certain overhead and research and development costs as compared to previous years and complete the sale of various non-core assets.  Our continued existence depends on the successful development of the PID technology and our ability to successfully commercialize this technology.  To date we have not yet generated cashflow from operations, and until we commence recognizing revenue, we are highly dependent upon debt and equity funding.  If we are not able to meet our funding requirements, our operations may cease to exist.  We cannot provide any assurance that any such funding will be available on acceptable terms or at all.

Since inception on June 9, 2003 through December 31, 2007, we have financed our operations through private sales of our equity and the issuance of convertible notes payable, totaling net proceeds of $30,147,913.  As of December 31, 2007, we had $2,548,985 in cash and cash equivalents.

Cash Flows from Operating Activities.  Cash flow used for operations is primarily affected by our research and development progress and business development.  Net cash flows used in operating activities during the three months ended December 31, 2007 were $1,811,399 compared to $1,683,208 for the three months ended December 31, 2006.  The increase from fiscal 2006 to fiscal 2007 was primarily the result of our increased level of general and administrative costs as discussed above.

Cash Flows from Investing Activities.  Cash flows used in investing activities for the three months ended December 31, 2007 were $62,020 compared to $92,761 for the three months ended December 31, 2006.  The cash flows used in investing activities during the period consist of  $26,726 for the purchase of property, plant and equipment and $35,294 for costs associated with filing new and protecting existing patents.  We anticipate that our capital expenditures for the next year will continue to be fully funded from our available cash and cash equivalents.

Cash Flow from Financing Activities.  Net cash provided by (used in) financing activities for the three months ended December 31, 2007 was $(39,525) compared to $10,672,604 for the three months ended December 31, 2006.  During the three months ended December 31, 2007, the financing ativities consisted primarily of repayments of notes payable.  During the three months ended December 31, 2006, the financing activities consisted of repayments of notes payable as well as the completion of the sale of five million shares of our common stock to institutional and other accredited investors at $2.35 per share in which we received gross proceeds of $11.75 million.

Contractual Obligations.  In April 2007, we entered into a 60-month lease agreement that commenced in September 2007 for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility combines the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The total future minimum lease payments under this lease are $2,114,201.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligation and Short Term Notes Payable (including current portion)	$85,581	$65,287	$15,891	$4,403	$—
Purchase Obligations	10,288	10,288	—	—	—
Operating Lease Obligations	2,114,201	372,757	1,406,272	335,172	—

Total	$2,210,070	$448,332	$1,422,163	$339,575	$—

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

In January 2007, we entered into a one-year agreement with a multi-national independent exploration and production company (the “Operator”), which was subsequently extended to April 15, 2008. Pursuant to this agreement, we will provide our PID services in connection with the Operator’s drilling program in East Texas. The agreement anticipates that PID services will be conducted on an initial four wells and provides the basis for additional wells and cooperation between us and the Operator with respect to financing of future PID systems by the Operator and an obligation by us to provide to the Operator preferred access to additional PID systems in the future. The compensation under this agreement, if any, is based on our performance pursuant to a gain-sharing formula.  As is customary within the oilfield service industry, this contract is cancellable by either party at any time.

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

After conducting four full scale field trials, we believe that all components of the PID system are now functioning satisfactorily with the exception of the frac pump driven injection system.  While some minor modifications will be made to the PID bit in order to further improve performance, most of our focus is now directed towards implementation of a new particle injection system.  As we have gained more experience with PID drilling and have run the system for longer periods of time, we have determined that the continuously increasing and fluctuating well pressure encountered on recent trials resulted in unexpected levels of maintenance on the frac pump and caused difficulty in maintaining a continuous flow of particles to the drill bit. While the current particle injection system has allowed us to demonstrate the potential of the PID technology, it has been unreliable. In April 2007, we began testing an extruder based injection system and the associated pressure diffuser. The pressure diffuser was determined to be unreliable in July and therefore we began testing a pressurized extruder system. In early August 2007, we were able to successfully inject particles, at a controllable rate, into pressures up to 5,200 pounds per square inch (“psi”). This was the first time that goal was achieved. The next step in the development required a pressure barrier that would allow the pressurized extruder to continuously refill with particles. We selected a high pressure gate valve to serve as the pressure barrier and successfully tested the gate valve in September 2007 for 3,000 cycles, representing approximately three days of operating time. Following this test, all necessary components needed to build the new particle injection system were placed on order. The new injection system was assembled in late December 2007 and integrated with our test facility on January 9, 2008.  We tested the subsystems and components that are integral to the safe operation of the new injection system.  Some refinements and modifications were made as needed during the initial testing. On January 24, 2008, we completed the first phase of our in-house test program with good results.  The testing confirmed that the automated system operates as designed as a mechanical means to inject particles into pressurized drilling fluid at the rates needed for commercial use.

Since January 25, 2008, we have been endurance testing the new injection system.  During the endurance testing, we  identified one issue in particular that needs to be addressed before the system can be deemed field ready.  This relates to decreasing the time required to fill the upper chamber where particles are introduced at atmospheric conditions and then pressurized before filling the lower chamber.  It is necessary to decrease the “fill time” in order to maintain the desired high volumes of particle injection.  The Company is in the process of testing and implementing solutions to address this issue. Once the Company is satisfied with the results of this test program, the Company intends to announce a field trial schedule schedule

The PID System has demonstrated higher rates of penetration than current conventional drilling methods. The rate of penetration gains generated by the PID System are expected to result in operators paying less variable drilling costs (e.g., rig time, labor, fuel, bits, rentals), which are purchased as part of the ordinary drilling cycle. As a result, we believe the PID System can reduce drilling costs and lower finding costs, thus improving the overall economics to the oil and gas industry in certain geologic intervals.

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

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Research and development.   Research and development expenses were $1,780,812 and $1,664,843 for the three months ended December 31, 2007 and 2006, respectively, representing an increase of $115,969. While the research and development direct costs remained constant between the two periods, the increase was primarily the result of repairs and maintenance expense associated with the frac pump.

General and administrative.   General and administrative expenses were $1,479,105 and $1,298,544 for the three months ended December 31, 2007 and 2006, respectively, representing an increase of $180,561. This increase was primarily the result of increased costs related to stock-based compensation expense, legal expenses, and litigation expense associated with the arbitration between our Company and the frac pump manufacturer.

Other income (expenses).   Other income was $33,381 and $124,926 for the three months ended December 31, 2007 and 2006, respectively, representing a decrease in other income of $91,545. The decrease was primarily attributable to the decrease in cash and cash equivalents between the two periods resulting in substantially less interest income.

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology.  As of December 31, 2007, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

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

Asset held for sale.  In January 2007, we purchased a quintaplex frac pump for approximately $1.4 million. In September 2007, management decided to place this frac pump on the market for sale as a result of the development of the new extruder-based injection system being constructed that is meant to replace the frac pump based injection system. We commenced our selling efforts during September 2007 at which time the carrying amount of the frac pump was reclassified as an asset held for sale, as currently reflected on the accompanying December 31, 2007 consolidated balance sheet. We recognized an impairment on the asset of $295,260, and the net book value of the frac pump was reduced to $900,000, reflecting management’s estimate of the realizable value of the frac pump.

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

Income Taxes.   We follow SFAS No. 109, Accounting for Income Taxes. This statement requires an asset and liability approach for financial accounting and reporting for income tax purposes.  This statement recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Provisions (benefits) for income taxes result from permanent and temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As discussed in Footnote 3, we adopted FIN 48 and, as a result, there was no effect on our financial statements. As discussed in Footnote 3, we adopted FIN 48 and, as a result, there was no effect on our financial statements.  FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There are no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate. There is no interest or penalties recognized as of the date of adoption or for the three months ended December 31, 2007.

We filed our income tax return for the tax year ended September 30, 2007.  The tax years ended September 30, 2006 and September 30, 2005 are open for examination by the U.S. and State taxing authorities.

The Company anticipates recording no tax benefit for the year, based upon management’s assessment that the realization of the anticipated financial loss for the year is not at this point reasonably assured; accordingly no benefit has been recorded for the three months ended 12/31/07.

Net Loss per Share.   The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were 1,475,230 and 2,054,643 shares for the three months ended December 31, 2007 and 2006, respectively.

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

These forward-looking statements are made based upon our management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties.  We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, the results of testing of our products, the availability of capital resources and the other factors described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2007 filed with the SEC on December 13, 2007.  We undertake no obligation to update any forward-looking statements except as required by law.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

We believe that we do not have any material exposure to financial market risk and we do not enter into foreign currency or interest rate transactions.

Item 4.        Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q filed with the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On December 1, 2007, a holder of outstanding warrants exercised its right to purchase 2,000 shares of our common stock at $2.00 per share on a cashless exercise basis.  The fair market value of our common stock on the date of exercise was $3.05.  As a result of this cashless exercise, we issued 688 shares of our common stock to the holder of this warrant and withheld issuing 1,312 shares of our common stock in satisfaction of the exercise price under the warrant.

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

On December 20, 2007, a holder of outstanding warrants exercised its right to purchase 10,000 shares of our common stock at $0.12 per share on a cash exercise basis.  The fair market value of our common stock on the date of exercise was $2.70.  The shares of common stock issued upon exercise of this warrant were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.

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

PARTICLE DRILLING TECHNOLOGIES, INC.
(Registrant)

Date: February 7, 2008	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Senior Vice President and Chief Financial Officer (authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                    Filed herewith

**             Furnished herewith