Form 10-Q
period 2008-03-31
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2008-05-09
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of April 30, 2008 was 35,269,089.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

Part I - Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2008 (Unaudited) and September 30, 2007	3

	Consolidated Statements of Operations (Unaudited) – Three and Six Months Ended March 31, 2008 and 2007, and from June 9, 2003 (date of inception) to March 31, 2008	4

	Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended March 31, 2008 and 2007, and from June 9, 2003 (date of inception) to March 31, 2008	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

Part II - Other Information		14

Item 4.	Submission of matters to a vote of security holders	14

Item 6.	Exhibits	15

	Signatures	16

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2007
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$743,096	$4,461,929
Assets held for sale	900,000	900,000
Prepaid expenses	182,128	233,174

Total current assets	1,825,224	5,595,103

Property, plant & equipment, net	583,019	867,168

Intangibles, net	1,370,993	1,312,246

Other assets	41,144	52,562

Total assets	$3,820,380	$7,827,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$769,702	$1,028,999
Short-term notes payable	12,814	88,258
Current portion of long-term debt	13,358	13,511
Accrued liabilities	532,445	134,988

Total current liabilities	1,328,319	1,265,756

Long-term debt	17,892	24,537
Deferred Rent	106,535	45,539

Commitments and contingencies - Note 7

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 34,772,175 shares issued and 31,769,089 shares outstanding at March 31, 2008, and 34,632,987 shares issued and 31,629,901 shares outstanding at September 30, 2007	34,773	34,634
Additional paid-in capital	39,942,346	38,510,488
Treasury stock at cost, 3,003,086 shares	(1,511,817)	(1,511,817)
Deficit accumulated during the development stage	(36,097,668)	(30,542,058)

Total stockholders’ equity	2,367,634	6,491,247

Total liabilities and stockholders’ equity	$3,820,380	$7,827,079

The accompanying notes are an integral part of these consolidated financial statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period from
					June 9, 2003
					(date of
					inception) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2008	2007	2008	2007	2008

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	1,546,200	2,040,316	3,327,012	3,705,159	18,649,084
General and administrative	1,434,859	1,481,607	2,913,964	2,780,151	18,806,684
Impairment of asset	—	—	—	—	295,260
Gain on sale of assets	(641,721)	—	(641,721)	—	(641,721)

Total operating expenses	2,339,338	3,521,923	5,599,255	6,485,310	37,109,307

Loss from operations	(2,339,338)	(3,521,923)	(5,599,255)	(6,485,310)	(37,109,307)

Other income (expenses)
Interest income	11,803	113,834	47,507	241,732	902,210
Rental income - related party	—	—	—	—	73,727
Gain on debt extinguishment	—	—	—	—	35,283
Gain on assignment of lease - related party	—	—	—	—	55,614
Interest expense	(1,539)	(1,710)	(3,862)	(4,682)	(55,195)

Total other income	10,264	112,124	43,645	237,050	1,011,639

Net loss	$(2,329,074)	$(3,409,799)	$(5,555,610)	$(6,248,260)	$(36,097,668)

Net loss per common share, basic and diluted	$(0.08)	$(0.11)	$(0.18)	$(0.21)	$(1.37)

Weighted average number of common shares outstanding - basic and diluted	30,851,502	30,165,484	30,819,479	29,588,832	26,432,509

The accompanying notes are an integral part of these consolidated financial statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

			Period from
			June 9, 2003
			(date of
	Six Months Ended March 31,		inception) to March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(5,555,610)	$(6,248,260)	$(36,097,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	—	(35,283)
Impairment of asset	—	—	295,260
Gain on assignment of lease - related party	—	—	(55,614)
Gain on sale of assets	(641,721)	—	(641,721)
Depreciation and amortization expense	301,824	362,503	2,340,640
Short-term note issued for services	—	—	44,000
Common stock issued for services	—	—	931,500
Warrants issued for services	—	—	63,829
Stock-based employee compensation	1,418,797	1,251,144	6,619,419
Changes in operating assets and liabilities:
Decrease in note receivable	—	385,839	385,839
(Increase) in accounts receivable - related party	—	—	(40,819)
Decrease in prepaid expenses	51,046	68,821	183,847
Increase (Decrease) in accounts payable	(259,297)	625,720	429,764
Increase in accrued liabilities	397,457	22,802	629,242
(Increase) Decrease in other assets	11,418	—	(26,494)
Increase in other liabilities	60,996	—	106,535

Net cash used in operating activities	(4,215,090)	(3,531,431)	(24,867,724)

Cash flows from investing activities:
Payments to purchase property and equipment	(37,332)	(1,225,524)	(3,354,936)
Proceeds from sale of property and equipment	686,620	—	707,577
Payments to purchase intangibles	(83,989)	(63,076)	(825,247)
Payments to purchase other assets	—	—	(419,504)
Payments issued for note receivable	—	—	(300,783)
Payments issued for note receivable - related party	—	—	(56,784)

Net cash provided by (used in) investing activities	565,299	(1,288,600)	(4,249,677)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,200	10,716,951	31,752,510
Repurchase of common stock	—	—	(1,511,817)
Proceeds from issuance of convertible notes	—	—	553,500
Repayments of notes payable	(82,242)	(163,594)	(933,696)
Proceeds from borrowings under loan agreements - related parties	—	—	23,195
Repayment of borrowings under loan agreements - related parties	—	—	(23,195)

Net cash (used in) provided by financing activities	(69,042)	10,553,357	29,860,497

Net increase (decrease) in cash and cash equivalents	(3,718,833)	5,733,326	743,096

Cash and cash equivalents - beginning of period	4,461,929	2,291,586	—

Cash and cash equivalents - end of period	$743,096	$8,024,912	$743,096

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,862	$4,682	$55,195

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$478,844
Common stock issued as consideration for account payable	—	—	6,000
Common stock issued as consideration for note payable	—	—	50,000
Related party note receivable exchanged for property and equipment	—	—	56,783
Note payable converted into common stock	—	—	553,500
Property and equipment acquired with assumed liabilities	—	—	479,610
Intangibles acquired with assumed liabilities	—	—	757,792
Property and equipment acquired with note payable	—	—	30,487
Short-term investments reclassified from other assets	—	—	385,839

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements, which include the accounts of Particle Drilling Technologies, Inc. (which is referred to herein as “we,” “us,” “our” or the “Company”) and its subsidiary, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2007 audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K. Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

2.     FINANCIAL CONDITION AND MANAGEMENT PLANS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the condensed consolidated financial statements, for the three and six months ended March 31, 2008, the Company reported net losses of approximately $2.3 million and $5.6 million, respectively, as compared to net losses of approximately $3.4 million and $6.2 million for the three and six months ended March 31, 2007, respectively.  The condensed consolidated financial statements also show an accumulated deficit of approximately $36.1 million from inception (June 9, 2003) through the period ended March 31, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company’s successful development of the PID technology and its ability to successfully commercialize this technology.  The Company has yet to generate cashflow from operations, and until revenues commence, the Company is highly dependent upon debt and equity funding.  Should continuing funding requirements not be met, the Company’s operations may cease to exist.  Management cannot provide any assurance that any such financing will be available on acceptable terms or at all.  On April 21, 2008, the Company completed a subscription rights offering to sell 3.5 million common shares at $1.50 per share yielding gross proceeds which totaled approximately $5.25 million, as discussed in Footnote 9.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards, “SFAS” No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted.  The Company believes that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations beginning in the Company’s 2010 fiscal year.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for the Company’s 2010 fiscal year. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests, if any, as a separate component of shareholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests, if any, and net income attributable to the shareholders of the Company separately in its consolidated statements of income. Currently, noncontrolling interests (minority interests) are reported as a liability in a Company’s statement of financial position and the related income attributable to minority interests is reflected as an expense in arriving at net income. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the adoption of SFAS No. 161 to significantly impact its financial position, results of operations or cash flows.

4.     NET LOSS PER COMMON SHARE

The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were 131,275 and 2,901,623 shares for the three months ended March 31, 2008 and 2007, respectively, and 988,584 and 2,577,151 shares for the six months ended March 31, 2008 and 2007, respectively.

5.     COMMON STOCK

In February 2008, the Company issued 100,000 shares of its common stock upon an exercise of stock options at $0.12 per share.

At March 31, 2008, the Company had 31,769,089 shares of common stock outstanding and had outstanding options and warrants to purchase up to 5,870,516 additional shares of the Company’s common stock in the aggregate.

6.     STOCK-BASED EMPLOYEE COMPENSATION

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2004 Plan allow for the issuance of up to 3,500,000 shares of common stock pursuant to awards under this plan.  As of March 31, 2008, the Company had 3,250 awards available for grant under the 2004 Plan. Under the 2004 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan provides for the issuance of non-statutory stock options and restricted stock grants to directors, employees and consultants of PDTI.  Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock.  As of March 31, 2008, the Company had 4,000 shares of common stock available for issuance pursuant to awards under the 2005 Plan.  Under the 2005 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2007, the shareholders adopted the 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2007 Plan allow for the issuance of up to 1,500,000 shares of common stock pursuant to awards under this plan.  As of March 31, 2008, the Company had 1,044,250 awards available for grant under the 2007 Plan. Under the 2007 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan for the three months ended March 31, 2008 and 2007 was $704,839 and $623,513, respectively.  Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan for the six months ended March 31, 2008 and 2007 was $1,418,797 and $1,251,144, respectively.  Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan since inception (June 9, 2003) to March 31, 2008 was $6,619,419.

7.     COMMITMENTS AND CONTINGENCIES

In April 2007, we entered into a 60-month lease agreement that commenced in September 2007 for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility combines the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The total future minimum lease payments under this lease are $2,034,511.

8.  INCOME TAXES

The Company follows SFAS No. 109 Accounting for Income Taxes. This statement requires an asset and liability approach for financial accounting and reporting for income tax purposes.   This statement recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Provisions (benefits) for income taxes result from permanent and temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As discussed in Footnote 3, we adopted FIN 48 in the first quarter and, as a result, there was no effect on our consolidated financial statements.  FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There were no unrecognized tax benefits as of the date of adoption, nor were there any unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the three months ended March 31, 2008.

For the quarter ended March 31, 2008, there were no changes in the unrecognized benefits and the Company does not anticipate any changes during the remainder of the year.

The Company anticipates recording no tax benefit for the year, based upon management’s assessment that the realization of the anticipated financial loss for the year is not at this point reasonably assured; accordingly no benefit has been recorded for the three months ended March 31, 2008.

At March 31, 2008, the Company has cumulative net operating loss carryforwards of approximately $29,500,000 which expire in years 2009 through 2027. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2008, have been offset by valuation reserves of the same amount.  The valuation allowance increased approximately $2,200,000 from September 30, 2007 to March 31, 2008.  We may never realize any future tax benefit from net operating loss carryforwards.

9.     SUBSEQUENT EVENTS

On April 21, 2008, the Company completed a subscription rights offering to sell approximately 3.5 million shares of common stock at $1.50 per share.  Gross proceeds totaled approximately $5.25 million. In the subscription rights offering, all common shareholders received one non-transferable right to purchase 0.11025 shares of the Company’s common stock for each share that they held of record as of 5:00 p.m., central time, on March 17, 2008.  These subscription rights expired if not exercised by 5:00 p.m., central time, on April 16, 2008.

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

In January 2007, we entered into a one-year agreement with a multi-national independent exploration and production company (the “Operator”), which has been subsequently extended to October 15, 2008.  We expect to provide our PID services under the terms of this agreement in connection with the Operator’s drilling program in East Texas. The original agreement anticipated that PID services would be conducted on an initial four wells and provides the basis for additional wells and cooperation between us and the Operator with respect to financing of future PID systems by the Operator and an obligation by us to provide to the Operator preferred access to additional PID systems in the future. The compensation under the agreement, if any, is based on our performance pursuant to a gain-sharing formula.  As is customary within the oilfield service industry, this contract is cancellable by either party at any time.

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

After conducting four full scale field trials, we believe that all components of the PID system are now functioning satisfactorily with the exception of the frac pump driven injection system.  While some minor modifications will be made to the PID bit in order to further improve performance, most of our focus is now directed towards implementation of a new particle injection system.  As we have gained more experience with PID drilling and have run the system for longer periods of time, we have determined that the continuously increasing and fluctuating well pressure encountered on recent trials resulted in unexpected levels of maintenance on the frac pump and caused difficulty in maintaining a continuous flow of particles to the drill bit. While the current particle injection system has allowed us to demonstrate the potential of the PID technology, it has been unreliable. In April 2007, we began testing an extruder based injection system and the associated pressure diffuser. The pressure diffuser was determined to be unreliable in July 2007 and therefore we began testing a pressurized extruder system. In early August 2007, we were able to successfully inject particles, at a controllable rate, into pressures up to 5,200 pounds per square inch. This was the first time that goal was achieved. The next step in the development required a pressure barrier that would allow the pressurized extruder to continuously refill with particles. We selected a high pressure gate valve to serve as the pressure barrier and successfully tested the gate valve in September 2007 for 3,000 cycles, representing approximately three days of operating time. Following this test, all necessary components needed to build the new particle injection system were placed on order. The new injection system was assembled in late December 2007 and integrated with our test facility on January 9, 2008.  We tested the subsystems and components that are integral to the safe operation of the new injection system.  Some refinements and modifications were made as needed during the initial testing. On January 24, 2008, we completed the first phase of our in-house test program with good results.  The testing confirmed that the automated system operates as designed as a mechanical means to inject particles into pressurized drilling fluid at the rates needed for commercial use.

We completed the construction of the new injection system in mid-January 2008 and initiated our in-house test program in order to learn how the system performed under various conditions, including different injection rates, pressure environments and flow rates.  Our testing revealed several weak links in some of the system’s components which required maintenance, horsepower upgrades or some level of modification.  On February 20, 2008, we announced that certain modifications made to the system had allowed us to reach a continuous injection rate of 14 gallons per minute, which is sufficient for field operations.  We intend to continue logging additional hours on the system to better understand component life and required maintenance schedules before conducting the next field trial.

As of March 13, 2008, we and the Operator had begun discussing specific field trial opportunities, including an area in east Texas outside the Deep Bossier trend where the last field trial was conducted. This process continued for a number of weeks and, after reviewing the specific details of this new area, we have eliminated it as an application at this time primarily due to limited mud pump capacity currently utilized in that area.  Following this exercise, in early April 2008, we and the Operator shifted our focus back to the Deep Bossier trend, and are now planning to conduct another field trial at the next available opportunity.  The field trial is still subject to the Operator’s drilling schedule and therefore the exact date for commencing the next field operation has not yet been determined at this time. In May 2008, we negotiated a further extension of our contract with the Operator which extends the arrangement through October 15, 2008.  The terms and conditions of the extended contract are consistent with those in the original contract signed in January 2007.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Research and development.   Research and development expenses were $1,546,200 and $2,040,316 for the three months ended March 31, 2008 and 2007, respectively, representing a decrease of $494,116. This decrease was primarily related to higher expenses in the three months ended March 31, 2007 from the development of the new particle injection system, construction of our PID Unit (which expenses have not been capitalized since we have yet to achieve commercial revenues) and higher PID bit expenses.  During the three months ended March 31, 2008, these expenses decreased due to the substantial completion of our PID Unit and new injector system.

General and administrative.   General and administrative expenses were $1,434,859 and $1,481,607 for the three months ended March 31, 2008 and 2007, respectively, representing a decrease of $46,748. While salaries and wages and stock compensation expense increased slightly in the three months ended March 31, 2008 compared to the three months ended March 31, 2007, SEC filing fees, NASDAQ listing fees, legal, and litigation expenses decreased.

Gain on Sale of Assets.  The gain on sale of assets relates to the disposal on our older frac pump, a tractor trailor and a machine shop lathe that were sold for net proceeds of $686,620 during the three months ended March 31, 2008.

Other income (expenses).   Other income was $10,264 and $112,124 for the three months ended March 31, 2008 and 2007, respectively, representing a decrease in other income of $101,860. The decrease was primarily attributable to the decrease in interest income associated with a higher cash and cash equivalents during the three months ended March 31, 2007 compared to the three months ended March 31, 2008.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Research and development.  Research and development expenses were $3,327,012 and $3,705,159 for the six months ended March 31, 2008 and 2007, respectively, representing a decrease of $378,147. This decrease was primarily related to higher expenses in the three months ended March 31, 2007 from the development of the new particle injection system, construction of our PID Unit (which expenses have not been capitalized since we have yet to achieve commercial revenues) and higher PID bit expenses.  During the six months ended March 31, 2008, these expenses decreased due to the substantial completion of our PID Unit and new injector system.

General and administrative.  General and administrative expenses were $2,913,964 and $2,780,151 for the six months ended March 31, 2008 and 2007, respectively, representing an increase of $133,813.   This increase was primarily the result of increased costs related to salaries and wages and stock-based compensation for personnel other than research and development personnel during the six months ended March 31, 2008.

Gain on Sale of Assets.  The gain on sale of assets relates to the disposal on our older frac pump, a tractor trailor and a machine shop lathe that were sold for net proceeds of $686,620 during the three months ended March 31, 2008.

Other Income.  Other income was $43,645 and $237,050 for the six months ended March 31, 2008 and 2007, respectively, representing an increase of $193,405.  The decrease was primarily attributable to the decrease in interest income associated with a higher cash and cash equivalents during the six months ended March 31, 2007 compared to the six months ended March 31, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand.  We expect that cash requirements through the end of the fiscal year 2008 will be primarily to fund research and development activities, to continuously improve service capabilities, to expand operations, general and administrative costs and capital expenditures.  As of the date of this report on Form 10-Q, and after the completion of our subscription rights offering, we believe we have sufficient cash and cash equivalents to meet our working capital and capital expenditure requirements for at least the next 12 months; however, our continued existence depends on the successful development of the PID technology and our ability to successfully commercialize this technology.  To date we have not yet generated cashflow from operations, and until we commence recognizing revenue, we are highly dependent upon debt and equity funding.  If we are not able to meet our funding requirements, our operations may cease to exist.  We cannot provide any assurance that any such funding will be available on acceptable terms or at all.

Since inception on June 9, 2003 through March 31, 2008, we have financed our operations through private sales of our equity and the issuance of convertible notes payable.  In April 2008, we also competed a subscription rights offering.  Since inception through the completion of our subscription rights offering in April 2008, we have raised aggregate net proceeds of $35,397,913 from the private sales of equity, the issuance of convertible notes payable and the completion of a subscription rights offering.  As of March 31, 2008, we had $743,096 in cash and cash equivalents.  In April 2008, we completed a rights offering of approximately 3.5 million shares of our common stock for $1.50 per share, yielding gross proceeds of approximately $5.25 million.  We intend to use the net proceeds of the subscription rights offering to maintain our current development plan with respect to the PID technology and for general corporate purposes.

Cash Flows from Operating Activities.  Cash flow used for operations is primarily affected by our research and development progress and business development.  Net cash flows used in operating activities during the six months ended March 31, 2008 were $4,215,090 compared to $3,531,431 for the six months ended March 31, 2007.  The increase from fiscal 2007 to fiscal 2008 was primarily the result of a decrease in accounts payable between the two periods.

Cash Flows from Investing Activities.  Cash flow provided by (used in) investing activities for the six months ended March 31, 2008 was $565,299 compared to $(1,288,600) for the six months ended March 31, 2007.  The cash flows provided by investing activities for the six months ended March 31, 2008 consisted of $686,620 from the sale of our Condor frac pump and other various non-essential assets.  Also included in cash flows provided by investing activities for the six months ended March 31, 2008 was $83,989 for costs associated with filing new and protecting existing patents.  We anticipate that our capital expenditures for the next year will continue to be fully funded from our available cash and cash equivalents.

Cash Flow from Financing Activities.  Net cash (used in) provided by financing activities for the six months ended March 31, 2008 was $(69,042) compared to $10,553,357 for the six months ended March 31, 2007.  During the six months ended March 31, 2007, we completed the sale of five million shares of our common stock to institutional and other accredited investors at $2.35 per share and received gross proceeds of $11.75 million.  During the six months ended March 31, 2008, the majority of the cash used in financing activites was for repayments of notes payable.

Contractual Obligations.  In April 2007, we entered into a 60-month lease agreement that commenced in September 2007 for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility combines the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The total future minimum lease payments under this lease are $2,034,511.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligation and Short Term Notes Payable (including current portion)	$44,064	$26,635	$13,969	$3,460	$—
Purchase Obligations	406,215	406,215
Operating Lease Obligations	2,034,511	400,757	1,424,272	209,482	—

Total	$2,484,790	$833,607	$1,438,241	$212,942	$—

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology.  As of March 31, 2008, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

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

Asset held for sale.  In January 2007, we purchased a quintaplex frac pump for approximately $1.4 million. In September 2007, management decided to place this frac pump on the market for sale as a result of the development of the new extruder-based injection system being constructed that is meant to replace the frac pump based injection system. We commenced our selling efforts during September 2007 at which time the carrying amount of the frac pump was reclassified as an asset held for sale, as currently reflected on the accompanying March 31, 2008 consolidated balance sheet.   In September 2007, we recognized an impairment on the asset of $295,260, and the net book value of the frac pump was reduced to $900,000, reflecting management’s estimate of the realizable value of the frac pump.

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

As discussed in Footnote 3, we adopted FIN 48 in the first quarter and, as a result, there was no effect on our consolidated financial statements.  FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There were no unrecognized tax benefits as of the date of adoption, nor were there any unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the three months ended March 31, 2008.

For the quarter ended March 31, 2008, there were no changes in the unrecognized benefits and the Company does not anticipate any changes during the remainder of the year.

The Company anticipates recording no tax benefit for the year, based upon management’s assessment that the realization of the anticipated financial loss for the year is not at this point reasonably assured; accordingly no benefit has been recorded for the three months ended March 31, 2008.

At March 31, 2008, the Company has cumulative net operating loss carryforwards of approximately $29,500,000 which expire in years 2009 through 2027. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2008, have been offset by valuation reserves of the same amount.  The valuation allowance increased approximately $2,200,000 from September 30, 2007 to March 31, 2008.  We may never realize any future tax benefit from these net operating loss carryforwards.

Net Loss per Share.   The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128,

Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were 131,275 and 2,901,623 shares for the three months ended March 31, 2008 and 2007, respectively, and 988,584 and 2,294,032 shares for the six months ended March 31, 2008 and 2007, respectively.

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

Item 4.         Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q filed with the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There was no change in our internal control over financial reporting during our second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 4.         Submission of Matters to a Vote of Security Holders

On March 5, 2008, at the 2008 Annual Meeting of Shareholders, our shareholders voted to approve an amendment to our Articles of Incorporation, elect six directors to our board of directors, and to ratify the selection of UHY LLP as our independent accountants.

The results of the vote by the shareholders on the proposal to approve the amendment to our Articles of Incorporation were as follows:

Votes For: 17,084,926    Votes Against: 1,420,714     Abstentions: 30,568    Broker Non-Votes: 8,940,696

The results of the election of the directors by the shareholders were as follows:

Name	Votes For	Votes Withheld
Kenneth R. LeSuer	27,350,684	126,220
Jim B. Terry	27,362,684	114,220
John D. Schiller, Jr.	27,350,684	126,220
Michael S. Mathews	27,362,784	114,120
Hugh A. Menown	27,350,784	126,120
Byron Dunn	27,358,684	118,220

The results of the vote by the shareholders on the proposal to ratify the selection of UHY LLP as the Company’s independent accountants were as follows:

Votes For: 27,281,114    Votes Against: 123,815     Abstentions: 71,975

Item 6.         Exhibits

Exhibits:

Exhibit No.	Description

3.1	Amendment to the Articles of Incorporation*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                 Filed herewith

**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTICLE DRILLING TECHNOLOGIES, INC.
(Registrant)

Date: May 9, 2008	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Senior Vice President and Chief Financial Officer (authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amendment to the Articles of Incorporation*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*                 Filed herewith

**    Furnished herewith