Form 10-Q
period 2008-06-30
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2008-08-11
CIK 759153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 1, 2008 was 35,763,932.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

INDEX

Part I - Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2008 (Unaudited) and September 30, 2007	3

	Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended June 30, 2008 and 2007, and from June 9, 2003 (date of inception) to June 30, 2008	4

	Consolidated Statements of Stockholders’ Equity (Unaudited) for the period from September 30, 2007 to June 30, 2008	5

	Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended June 30, 2008 and 2007, and from June 9, 2003 (date of inception) to June 30, 2008	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

Part II - Other Information		16

Item 6.	Exhibits	17

	Signatures	18

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,562,386	$4,461,929
Assets held for sale	—	900,000
Prepaid expenses	101,627	233,174

Total current assets	4,664,013	5,595,103

Property, plant & equipment, net	1,313,850	867,168

Intangibles, net	1,437,482	1,312,246

Other assets	41,144	52,562

Total assets	$7,456,489	$7,827,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$874,816	$1,028,999
Short-term notes payable	—	88,258
Current portion of long-term debt	13,205	13,511
Accrued liabilities	854,251	134,988

Total current liabilities	1,742,272	1,265,756

Long-term debt	14,478	24,537
Deferred rent	127,033	45,539

Commitments and contingencies - Note 7

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 38,767,018 shares issued and 35,763,932 shares outstanding at June 30, 2008, and 34,632,987 shares issued and 31,629,901 shares outstanding at September 30, 2007	38,768	34,634
Additional paid-in capital	45,662,012	38,510,488
Treasury stock at cost, 3,003,086 shares	(1,511,817)	(1,511,817)
Deficit accumulated during the development stage	(38,616,257)	(30,542,058)

Total stockholders’ equity	5,572,706	6,491,247

Total liabilities and stockholders’ equity	$7,456,489	$7,827,079

The accompanying notes are an integral part of these consolidated financial statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period from June 9, 2003 (date of inception) to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2008	2007	2008	2007	2008
Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	1,373,262	1,289,785	4,700,274	4,994,944	20,022,346
General and administrative	1,281,100	1,180,854	4,195,064	3,961,005	20,087,784
Impairment of asset	—	—	—	—	295,260
Gain on sale of assets	(114,748)	—	(756,469)	—	(756,469)

Total operating expenses	2,539,614	2,470,639	8,138,869	8,955,949	39,648,921

Loss from operations	(2,539,614)	(2,470,639)	(8,138,869)	(8,955,949)	(39,648,921)

Other income (expenses)
Interest income	21,933	81,034	69,440	322,766	924,143
Rental income - related party	—	—	—	—	73,727
Gain on debt extinguishment	—	—	—	—	35,283
Gain on assignment of lease - related party	—	—	—	—	55,614
Interest expense	(908)	(562)	(4,770)	(5,244)	(56,103)

Total other income	21,025	80,472	64,670	317,522	1,032,664

Net loss	$(2,518,589)	$(2,390,167)	$(8,074,199)	$(8,638,427)	$(38,616,257)

Net loss per common share, basic and diluted	$(0.07)	$(0.08)	$(0.25)	$(0.29)	$(1.44)

Weighted average number of common shares outstanding - basic and diluted	33,859,053	30,669,301	31,792,851	29,934,127	26,801,723

The accompanying notes are an integral part of these consolidated financial statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from September 30, 2007 to June 30, 2008

	Common Stock		Treasury Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance, September 30, 2007	34,632,987	34,634	(3,003,086)	(1,511,817)	38,510,488	(30,542,058)	6,491,247

Restricted stock cancelled in October 2007	(7,500)	(8)	—	—	8	—	—

Restricted stock issued to a Director at $3.28 per share in November 2007	5,000	5	—	—	(5)	—	—

Common stock issued upon cashless exercise of warrants at $2.00 per share in December 2007	688	1	—	—	(1)	—	—

Common stock issued upon exercise of warrants at $0.12 per share in December 2007	10,000	10	—	—	1,190	—	1,200

Restricted stock cancelled in January 2008	(4,000)	(4)	—	—	4	—	—

Common stock issued for cash at $0.12 per share upon exercise of employee stock options in February 2008	100,000	100	—	—	11,900	—	12,000

Restricted stock issued to Directors at $1.84 per share in March 2008	35,000	35	—	—	(35)	—	—

Common stock issued in rights offering for cash at $1.50 per share in April 2008, less offering expense of $166,963	3,500,043	3,500	—	—	5,079,537	—	5,083,037

Common stock issued for cash at $0.12 per share upon exercise of employee stock options in May 2008	100,000	100	—	—	11,900	—	12,000

Common stock issued for cash at $0.12 per share upon exercise of employee stock options in June 2008	12,300	12	—	—	1,462	—	1,474

Restricted stock issued to employees at $2.65 per share in June 2008	382,500	383	—	—	(383)	—	—

Stock-based employee compensation	—	—	—	—	2,045,947	—	2,045,947

Net loss	—	—	—	—	—	(8,074,199)	(8,074,199)

Balance, June 30, 2008	38,767,018	$38,768	(3,003,086)	$(1,511,817)	$45,662,012	$(38,616,257)	$5,572,706

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,		Period from June 9, 2003 (date of inception) to June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(8,074,199)	$(8,638,427)	$(38,616,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	—	(35,283)
Impairment of asset	—	—	295,260
Gain on assignment of lease - related party	—	—	(55,614)
Gain on sale of assets	(756,469)	—	(756,469)
Depreciation and amortization expense	433,364	585,684	2,472,180
Short-term note issued for services	—	—	44,000
Common stock issued for services	—	—	931,500
Warrants issued for services	—	—	63,829
Stock-based employee compensation	2,045,947	1,844,131	7,246,569
Changes in operating assets and liabilities:
Decrease in note receivable	—	385,839	385,839
(Increase) in accounts receivable - related party	—	—	(40,819)
Decrease in prepaid expenses	131,547	102,094	264,348
Increase (Decrease) in accounts payable	(154,183)	279	534,878
Increase in accrued liabilities	719,263	250,300	951,048
(Increase) Decrease in other assets	11,418	(51,144)	(26,494)
Increase in other liabilities	81,494	12,000	127,033

Net cash used in operating activities	(5,561,818)	(5,509,244)	(26,214,452)

Cash flows from investing activities:
Payments to purchase property and equipment	(37,332)	(1,229,578)	(3,354,936)
Proceeds from sale of property and equipment	851,617	—	872,574
Payments to purchase intangibles	(163,099)	(99,351)	(904,357)
Payments to purchase other assets	—	—	(419,504)
Payments issued for note receivable	—	—	(300,783)
Payments issued for note receivable - related party	—	—	(56,784)

Net cash provided by (used in) investing activities	651,186	(1,328,929)	(4,163,790)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,109,712	10,717,951	36,849,022
Repurchase of common stock	—	—	(1,511,817)
Proceeds from issuance of convertible notes	—	—	553,500
Repayments of notes payable	(98,623)	(194,937)	(950,077)
Proceeds from borrowings under loan agreements - related parties	—	—	23,195
Repayment of borrowings under loan agreements - related parties	—	—	(23,195)

Net cash provided by financing activities	5,011,089	10,523,014	34,940,628

Net increase in cash and cash equivalents	100,457	3,684,841	4,562,386

Cash and cash equivalents - beginning of period	4,461,929	2,291,586	—

Cash and cash equivalents - end of period	$4,562,386	$5,976,427	$4,562,386

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,771	$5,244	$56,103

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$478,844
Common stock issued as consideration for account payable	—	—	6,000
Common stock issued as consideration for note payable	—	—	50,000
Related party note receivable exchanged for property and equipment	—	—	56,783
Note payable converted into common stock	—	—	553,500
Property and equipment acquired with assumed liabilities	—	—	479,610
Intangibles acquired with assumed liabilities	—	—	757,792
Property and equipment acquired with note payable	—	—	30,487
Short-term investments reclassified from other assets	—	—	385,839

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements, which include the accounts of Particle Drilling Technologies, Inc. (which is referred to herein as “we,” “us,” “our” or the “Company”) and its subsidiary, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2007 audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K. Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

2.   FINANCIAL CONDITION AND MANAGEMENT PLANS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the condensed consolidated financial statements, for the three and nine months ended June 30, 2008, the Company reported net losses of approximately $2.5 million and $8.1 million, respectively, as compared to net losses of approximately $2.4 million and $8.6 million for the three and nine months ended June 30, 2007, respectively.  The condensed consolidated financial statements also show an accumulated deficit of approximately $38.6 million from inception (June 9, 2003) through the period ended June 30, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company’s successful development of the PID technology and its ability to successfully commercialize this technology.  The Company has yet to generate cashflow from operations, and until revenues commence, the Company is highly dependent upon debt and equity funding.  Should continuing funding requirements not be met, the Company’s operations may cease to exist.  Management cannot provide any assurance that any such financing will be available on acceptable terms or at all.  On April 21, 2008, the Company completed a subscription rights offering to sell approximately 3.5 million shares of our common stock at $1.50 per share yielding gross proceeds which totaled approximately $5.25 million.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company

Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

4.   NET LOSS PER COMMON SHARE

The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were 1,244,594 and 2,498,200 shares for the three months ended June 30, 2008 and 2007, respectively, and 1,853,293 and 2,485,717 shares for the nine months ended June 30, 2008 and 2007, respectively.

5.   COMMON STOCK

In October 2007, the Company cancelled 7,500 shares of restricted stock.

In November 2007, the Company issued 5,000 shares of restricted stock to a Director at $3.28 per share.

In December 2007, the Company issued 688 shares of its common stock upon a cashless exercise of warrants at $2.00 per share.

In December 2007, the Company issued 10,000 shares of its common stock upon an exercise of warrants at $0.12 per share.

In January 2008, the Company cancelled 4,000 shares of restricted stock.

In February 2008, the Company issued 100,000 shares of its common stock upon an exercise of stock options at $0.12 per share.

In March 2008, the Company issued 35,000 shares of restricted stock to its Directors at $1.84 per share.

On April 21, 2008, the Company completed a subscription rights offering to sell 3,500,043 shares of common stock at $1.50 per share.  Gross proceeds totaled approximately $5.25 million. In the subscription rights offering, all common shareholders received one non-transferable right to purchase 0.11025 shares of the Company’s common stock for each share that they held of record as of 5:00 p.m., central time, on March 17, 2008.  These subscription rights expired if not exercised by 5:00 pm, central time on April 16, 2008.

In May 2008, the Company issued 100,000 shares of its common stock upon an exercise of stock options at $0.12 per share.

In June 2008, the Company issued 12,300 shares of its common stock upon an exercise of stock options at $0.12 per share.

In June 2008, the Company issued 382,500 shares of restricted stock to its employees at $2.65 per share.

At June 30, 2008, the Company had 35,763,932 shares of common stock outstanding and had outstanding options and warrants to purchase up to 5,793,216 additional shares of the Company’s common stock in the aggregate.

6.   STOCK-BASED EMPLOYEE COMPENSATION

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2004 Plan allow for the issuance of up to 3,500,000 shares of common stock pursuant to awards under this plan.  As of  June 30, 2008, the Company had 1,250 awards available for grant under the 2004 Plan. Under the 2004 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan provides for the issuance of non-statutory stock options and restricted stock grants to directors, employees and consultants of PDTI.  Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock.  As of June 30, 2008, the Company had 1,000 shares of common stock available for issuance pursuant to awards under the 2005 Plan.  Under the 2005 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2007, the shareholders adopted the 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2007 Plan allow for the issuance of up to 1,500,000 shares of common stock pursuant to awards under this plan.  As of June 30, 2008, the Company had 631,750 awards available for grant under the 2007 Plan. Under the 2007 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan for the three months ended June 30, 2008 and 2007 was $627,150 and $592,987, respectively.  Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan for the nine months ended June 30, 2008 and 2007 was $2,045,947 and $1,844,131, respectively.  Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan since inception (June 9, 2003) to June 30, 2008 was $7,246,569.

7.   COMMITMENTS AND CONTINGENCIES

In April 2007, we entered into a 60-month lease agreement that commenced in September 2007 for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility combines the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The total future minimum lease payments under this lease are $1,944,822.

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

As discussed in Footnote 3, we adopted FIN 48 and, as a result, there was no effect on our financial statements.  FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There are no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate. There is no interest or penalties recognized as of the date of adoption or for the three months ended June 30, 2008.

We filed our income tax return for the tax year ended September 30, 2007.  The tax years ended September 30, 2006 and September 30, 2005 are open for examination by the U.S. and State taxing authorities.

The Company anticipates recording no tax benefit for the year, based upon management’s assessment that the realization of the anticipated financial loss for the year is not at this point reasonably assured; accordingly no benefit has been recorded for the three months ended June 30, 2008.

For the period ended June 30, 2008, there were permanent and temporary differences of approximately $13,000 and $936,000, respectively, which decreased the loss for the current year.

At June 30, 2008, the Company has cumulative net operating loss carryforwards of approximately $31,970,000 which expire in years 2009 through 2027. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2008, have been offset by valuation reserves of the same amount.  The valuation allowance increased approximately $ 3,058,000 from September 30, 2007 to June 30, 2008.

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

After conducting four full scale field trials, we believe that all components of the PID system are now functioning satisfactorily with the exception of the frac pump driven injection system.  While some minor modifications will be made to the PID bit in order to further improve performance, most of our focus is now directed towards implementation of a new particle injection system.  As we have gained more experience with PID drilling and have run the system for longer periods of time, we have determined that the continuously increasing and fluctuating well pressure encountered on recent trials resulted in unexpected levels of maintenance on the frac pump and caused difficulty in maintaining a continuous flow of particles to the drill bit. While the frac pump driven particle injection system has allowed us to demonstrate the potential of the PID technology, it has been unreliable. In April 2007, we began testing an extruder based injection system and the associated pressure diffuser. The pressure diffuser was determined to be unreliable in July 2007 and therefore we began testing a pressurized extruder system. In early August 2007, we were able to successfully inject particles, at a controllable rate, into pressures up to 5,200 pounds per square inch. This was the first time that goal was achieved. The next step in the development required a pressure barrier that would allow the pressurized extruder to continuously refill with particles. We selected a high pressure gate valve to serve as the pressure barrier and successfully tested the gate valve in September 2007 for 3,000 cycles, representing approximately three days of operating time. Following this test, all necessary components needed to build the new particle injection system were placed on order. The new injection system was assembled in late December 2007 and integrated with our test facility on January 9, 2008.  We tested the subsystems and components that are integral to the safe operation of the new injection system.  Some refinements and modifications were made as needed during the initial testing. On January 24, 2008, we completed the first phase of our in-house test program with good results.  The testing confirmed that the automated system operates as designed as a mechanical means to inject particles into pressurized drilling fluid at the rates needed for commercial use.

        We completed the construction of the new injection system in mid-January 2008 and initiated our in-house test program in order to learn how the system performed under various conditions, including different injection rates, pressure environments and flow rates.  Our testing revealed several weak links in some of the system’s components which required maintenance, horsepower upgrades or some level of modification.  On February 20, 2008, we announced that certain modifications made to the system had allowed us to reach a continuous injection rate of 14 gallons per minute, which is sufficient for field operations.  On May 8, 2008, we declared the PID injection system ready for field use and began exchanging information with the Operator with the objective of scheduling the next field trial.

        On June 2, 2008, we were informed by the Operator that the next field trial was to be completed utilizing the same drilling rig as was used on the prior commercial trial in May 2007.   Based on previous wells drilled in this area, we anticipated that this particular drilling rig would complete its current well in June 2008, allowing us to conduct the next field trial on or around July 15, 2008.  In early July, we were informed that the particular drilling rig assigned to us had encountered some unexpected delays which would result in a further delay in conducting the next field trial.  On July 14, 2008, we issued a press release indicating that the drilling rig had yet to complete its current assignment and that we had been informed by the Operator that we were next in line following the completion of the current well. Preparations for that commercial trial were completed recently and the previously selected drilling rig began drilling on the well targeted in June; however, on August 4, 2008, we were contacted by the Operator and informed that they would like to shift the next field trial from the Deep Bossier area, which had previously been scheduled to commence in August 2008, to the Haynesville area in Northwest Louisiana.  The Operator is drilling with a larger drill bit in this area, however, and thus a new bit would have to be designed and manufactured to meet this application.  The reasons for this change have not been fully vetted at this time given the short time frame between receiving this information and the filing of this report.  We are actively working with the Operator to revert back to the original drilling rig in the Bossier area which should be nearing the target formation in the near future.  Currently, the discussion with the Operator is continuing.  Should this discussion not get resolved soon, we are also currently in active discussions with another potential customer about field trial opportunities in another location.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Research and development.   Research and development expenses were $1,373,262 and $1,289,785 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $83,477. This increase was primarily related to higher expenses from increases in salaries and wages and  stock compensation expense for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  In addition, bonus expense continued to accrue for research and development personnel in the three months ended June 30, 2008, whereas this bonus expense ceased to accrue in the later part of the three months ended June 30, 2007.

General and administrative.   General and administrative expenses were $1,281,100 and $1,180,854 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $100,246. While salaries and wages remained fairly consistent, stock compensation expense increased slightly in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  In addition, bonus expense continued to accrue for administrative personnel  in the three months ended June 30, 2008, whereas this bonus expense ceased to accrue in the later part of the three months ended June 30, 2007.

Gain on Sale of Assets.  The gain on sale of assets relates to the diposal of our OPI triplex pump that was sold  for net proceeds of $165,000 during the three months ended June 30, 2008.

Other income (expenses).   Other income was $21,025 and $80,472 for the three months ended June 30, 2008 and 2007, respectively, representing a decrease in other income of $59,447. The decrease was primarily attributable to the decrease in interest income associated with a higher cash and cash equivalents during the three months ended June 30, 2007 compared to the three months ended June 30, 2008.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Research and development.  Research and development expenses were $4,700,274 and $4,994,944 for the nine months ended June 30, 2008 and 2007, respectively, representing a decrease of $294,670. During the nine months ended June 30, 2008, we spent approximately $730,000 less in direct costs, most of which related to the substantial completion of the new particle injection system compared to the nine months ended June 30, 2007.  In addition, depreciation expense relating to research and development property and equipment decreased approximately $152,000 during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 due to the sale of certain non-essential assets.  These decreases were offset in part by the increase in research and development overhead.  Salaries and wages and stock compensation expense increased approximately $97,000 during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007.  Facility rent, repairs and maintenance, and supplies increased approximately $488,000 during the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007.

General and administrative.  General and administrative expenses were $4,195,064 and $3,961,005 for the nine months ended June 30, 2008 and 2007, respectively, representing an increase of $234,059.   This increase was primarily the result of increased costs related to salaries and wages and stock-based compensation for personnel other than research and development personnel during the nine months ended June 30, 2008.

Gain on Sale of Assets.  The gain on sale of assets relates to the diposal on our older frac pump, a tractor trailor, a machine shop lathe and an OPI triplex pump that were sold for net proceeds of $851,617 during the nine months ended June 30, 2008.

Other Income.  Other income was $64,670 and $317,522 for the nine months ended June 30, 2008 and 2007, respectively, representing a decrease of $252,852.  The decrease was primarily attributable to the decrease in interest income associated with a higher cash and cash equivalents balance during the nine months ended June 30, 2007 compared to the nine months ended June 30, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand.  We expect that cash requirements through the end of the fiscal year 2008 will be primarily to fund research and development activities, to continuously improve service capabilities, to expand operations, general and administrative costs and capital expenditures.  As of the date of this report on Form 10-Q, we believe we have sufficient cash and cash equivalents to meet our working capital and capital expenditure requirements for at least the next 12 months; however, our continued existence depends on the successful development of the PID technology and our ability to successfully commercialize this technology.  To date we have not yet generated cashflow from operations, and until we commence recognizing revenue, we are highly dependent upon debt and equity funding.  If we are not able to meet our funding requirements, our operations may cease to exist.  We cannot provide any assurance that any such funding will be available on acceptable terms or at all.

Since inception on June 9, 2003 through June 30, 2008, we have financed our operations through private sales of our equity  and the issuance of convertible notes payable.  In April 2008, we also competed a subscription rights offering.  Since inception through the completion of our subscription rights offering in April 2008, we have raised aggregate net proceeds of $35,397,913 from the private sales of equity, the issuance of convertible notes payable and the completion of a subscription rights offering.  As of June 30, 2008, we had $4,562,386 in cash and cash equivalents.  In April 2008, we completed a rights offering of approximately 3.5 million shares of our common stock for $1.50 per share, yielding gross proceeds of approximately $5.25 million.  We intend to use the net proceeds from the subscription rights offering to maintain our current development plan with respect to the PID technology and for general corporate purposes.

Cash Flows from Operating Activities.  Cash flow used for operations is primarily affected by our research and development progress and business development.  Net cash flows used in operating activities during the nine months ended June 30, 2008 were $5,561,818 compared to $5,509,244 for the nine months ended June 30, 2007.  The increase from fiscal 2007 to fiscal 2008 was primarily the result of an decrease in the net loss and an increase in accrued liabilities between the two periods.

Cash Flows from Investing Activities.  Cash flow provided by (used in) investing activities for the nine months ended June 30, 2008 was $651,186 compared to $(1,328,929) for the nine months ended June 30, 2007.  The cash flows provided by investing activities for the nine months ended June 30, 2008 consisted of  $686,617 from the sale of our Condor frac pump, $165,000 from the sale of our OPI triplex pump, as well as from the sale of other various non-essential assets.  Also included in cash flows provided by investing activities for the nine months ended June 30, 2008 was $163,099 for costs associated with filing new and protecting existing patents, and approximately $37,332 for the purchase of various equipment.  We anticipate that our capital expenditures for the next year will continue to be fully funded from our available cash and cash equivalents.

Cash Flow from Financing Activities.  Net cash  provided by financing activities for the nine months ended June 30, 2008 was $5,011,089 compared to $10,523,014 for the nine months ended June 30, 2007.  On April 21, 2008, we completed a subscription rights offering to sell 3,500,043 shares of common stock at $1.50 per share.  Gross proceeds totaled approximately $5.25 million. In the subscription rights offering, all common shareholders received one non-transferable right to purchase 0.11025 shares of our common stock for each share that they held of record as of 5:00 p.m., central time, on March 17, 2008.  These subscription rights expired if not exercised by 5:00 pm, central time on April 16, 2008.

Contractual Obligations.  In April 2007, we entered into a 60-month lease agreement that commenced in September 2007 for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility combines the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The total future minimum lease payments under this lease are $1,944,822.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Obligation and Short Term Notes Payable (including current portion)	$27,683	$11,261	$14,908	$1,514	$—
Purchase Obligations	530,605	530,605	—	—	—
Operating Lease Obligations	1,944,822	418,757	1,442,272	83,793	—

Total	$2,503,110	$960,623	$1,457,180	$85,307	$—

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology.  As of June 30, 2008, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

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

Asset held for sale.  In January 2007, we purchased a quintaplex frac pump for approximately $1.4 million. In September 2007, management decided to place this frac pump on the market for sale as a result of the development of the new extruder-based injection system being constructed that is meant to replace the frac pump based injection system. We commenced our selling efforts during September 2007 at which time the carrying amount of the frac pump was reclassified as an asset held for sale.   In September 2007, we recognized an impairment on the asset of $295,260, and the net book value of the frac pump was reduced to $900,000, reflecting management’s estimate of the realizable value of the frac pump.

In April 2008, management decided to reclassify the quintaplex frac pump to assets held for use to be used in testing of the extruder based injection system.  Based on the current stated value, management concluded there was no further impairment needed on this asset.

Stock-Based Compensation.   We follow SFAS No. 123(R), Share-Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

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

Income Taxes.   We follow Statements of Financial Accounting Standards (“SFAS”) No. 109 Accounting for Income Taxes. This statement requires an asset and liability approach for financial accounting and reporting for income tax purposes.   This statement recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for future tax consequences of events that have been recognized in the consolidated financial statements or tax returns.  Provisions (benefits) for income taxes result from permanent and temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As discussed in Footnote 3, we adopted FIN 48 and, as a result, there was no effect on our financial statements.  FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There are no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate. There is no interest or penalties recognized as of the date of adoption or for the three months ended June 30, 2008.

We filed our income tax return for the tax year ended September 30, 2007.  The tax years ended September 30, 2006 and September 30, 2005 are open for examination by the U.S. and State taxing authorities.

We anticipate recording no tax benefit for the year, based upon management’s assessment that the realization of the anticipated financial loss for the year is not at this point reasonably assured; accordingly no benefit has been recorded for the three months ended June 30, 2008.

For the period ended June 30, 2008, there were permanent and temporary differences of approximately $13,000 and $936,000, respectively, which decreased the loss for the current year.

At June 30, 2008, we had cumulative net operating loss carryforwards of approximately $31,970,000 which expire in years 2009 through 2027. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2008, have been offset by valuation reserves of the same amount.  The valuation allowance increased approximately $ 3,058,000 from September 30, 2007 to June 30, 2008.

Net Loss per Share.   We have presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were 1,244,594 and 2,498,200 shares for the three months ended June 30, 2008 and 2007, respectively, and 2,485,717 and 1,853,293 shares for the nine months ended June 30, 2008 and 2007, respectively.

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

Item 4.                          Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q filed with the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There was no change in our internal control over financial reporting during our third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

None

Item 6.                          Exhibits

Exhibits:

Exhibit No.	Description
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K (File No. 000-30819), filed on May 23, 2008).

4.1

Rights Agreement, dated as of May 23, 2008, between Particle Drilling Technologies, Inc. and Computershare Trust Company, N.A., as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock, the forms of the Rights Certificate, Assignment and Election to Purchase, and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K (File No. 000-30819), filed on May 23, 2008).

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

PARTICLE DRILLING TECHNOLOGIES, INC.
(Registrant)

Date: August 8, 2008	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Senior Vice President and Chief Financial Officer (authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K (File No. 000-30819), filed on May 23, 2008).

4.1

Rights Agreement, dated as of May 23, 2008, between Particle Drilling Technologies, Inc. and Computershare Trust Company, N.A., as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock, the forms of the Rights Certificate, Assignment and Election to Purchase, and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K (File No. 000-30819), filed on May 23, 2008).

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