Form 10-K
period 2008-09-30
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2008-12-15
CIK 759153

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $72,366,621 as of March 31, 2008 (based on the last sale price of such stock as quoted on the NASDAQ Capital Market).

As of December 1, 2008, there were 35,763,932 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: None

Unless the context otherwise requires, all references in this report to the “Company,” “we,” “us,” or “our” are to Particle Drilling Technologies, Inc. and its subsidiary.

PART I

Item 1. Business

General

Particle Drilling Technologies, Inc., a Nevada corporation, is a holding company organized on June 14, 2002 and was formerly known as MedXLink Corp. We changed our name to Particle Drilling Technologies, Inc. on January 25, 2005, following the merger on January 14, 2005 of our wholly-owned subsidiary with and into Particle Drilling Technologies, Inc., a Delaware corporation (“PDTI”). Prior to our acquisition of PDTI, we were a shell company. Currently our business consists of one segment and is conducted solely in the United States. Information about our net loss and total assets is located under “Item 8. Financial Statements and Supplementary Data.”  We are a development-stage company and have a limited operating history.

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

The patented PID System utilizes a specially-designed “fit for purpose” drill bit fitted with jetting nozzles and polycrystalline diamond compact cutting structures. We refer to this bit as the “PID bit.” The nozzles in the PID bit serve to accelerate hardened steel particles entrained within ordinary drilling mud to fracture and remove the formation ahead of the bit. The particles flow back up the well bore annulus along with the drilling mud and formation cuttings to the surface where the PID System separates and re-circulates the steel particles. The PID System is operated primarily utilizing hydraulic energy that is available on drilling rigs used today in combination with the PID System equipment. Each particle is driven into the rock formation at a high velocity and delivers a force many times greater than the compressional strength of the rock, even in formations that exist in the subsurface at elevated hardness and stress. Depending on the volume of particles introduced into the drilling mud, the number of particle strikes on the formation is typically in excess of four million per minute, thereby yielding a higher rate of penetration than conventional drill bits in suitable formations.  By comparison, conventional drilling methods rely on mechanical energy created by the weight and torque applied to a bit, and the amount of total rotational mechanical energy available on drilling rigs is limited. The result is that the bit gouges out smaller volumes of rock as the compressional strength of the rock increases with depth and pressure. We believe the volume of rock excavated by the PID System is less affected by rock hardness or depth.  We are still developing this technology, and to date, we have not generated any revenues from our operations.  Currently, we have limited liquidity and therefore our business activities have been curtailed.

In management’s opinion, based on available cash and cash equivalents on hand as of September 30, 2008, we do not have the ability to maintain sufficient liquidity to meet our working capital and capital expenditure requirements for the next 12 months.  Management must raise additional capital in order to continue our operations. The equity and debt capital markets have recently experienced adverse conditions and extreme volatility which may, if such conditions persist, impair our ability to raise capital on satisfactory terms, or at all.  Our continued existence depends on our ability to raise additional outside capital and the successful development of the PID technology and our ability to successfully commercialize this technology.

Recent Developments

On September 16, 2008, we announced that our Board of Directors formed a special committee to evaluate and pursue strategic alternatives, including a strategic industry joint venture, technology licensing arrangement, sale of the company and other available alternatives.  Our hope is that we could gain access to additional technical and financial resources to accelerate the development and commercialization of the PID technology.  Our Board of Directors has determined it would be in the best interest of the Company and its shareholders to evaluate all available strategic alternatives.  Accordingly, the Special Committee has retained the services of Parks Paton Hoepfl & Brown, LLP to serve as its financial advisor.  We have yet to determine which particular strategic alternative to pursue, if any, and do not intend to disclose developments with respect to this evaluation unless and until the Board of Directors has approved a course of action or otherwise deemed disclosure appropriate.

On December 8, 2008, we announced that we have entered into an agreement with a fully integrated, multi-national energy company (the “Operator”). The contract has a total potential value to us of up to $818,000 in connection with the performance of up to three field trials.  Pursuant to this contract, the Operator will provide us funding to develop and manufacture one or more smaller bit designs apart from those bits we normally use, and for us to provide those bits along with our patented PID System to provide as many as three trials at one of Operator’s drilling areas in the onshore United States. The contract specifies that an initial $350,000 will be paid in advance of the first field trial.  The initial term of the agreement runs from December 1, 2008 through November 30, 2010, but is terminable by the Operator at any time.  At any time within two years following the completion of the initial field trial, the Operator has preferred access to the initial two PID Systems for a 2-year period, subject to the satisfaction of certain minimum utilization requirements.  Currently we only have one prototype PID System.

Business Strategy and Plan of Operation

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

We expect to deliver value to our customers as a specialty service provider utilizing our patented technology in combination with proprietary equipment executed by our engineering and field personnel. Based on the experience of our management team in the oilfield services industry, we believe that no other company is currently attempting to deliver a comparable drilling service utilizing technology that is similar to the PID System and that is targeted to serve the hard rock drilling market. Instead, we believe suppliers generally design and sell products for hard rock environments that are based on conventional drilling technology.

We expect to operate in a fashion more comparable to a directional drilling or well stimulation service provider. We will provide our system and field personnel to exploration and production operators, service companies and drilling contractors to operate our system as an integral component of the drilling operation.  The PID System is expected to result in higher rates of penetration, thereby reducing drilling costs and lowering finding and development costs to improve the overall economics of the oil and gas industry in certain geologic intervals. In addition, we believe that our customer’s ability to reduce drilling days on their hard rock intervals will translate into more efficient rig utilization, which in turn should allow our customers to drill more wells per year per drilling rig.  We believe there are multiple revenue models available to us given the potential performance improvement and price our products and services in the manner that we believe will deliver the highest returns to our shareholders.

Industry

Oil and natural gas prices reached record highs during 2008, with the price of crude oil peaking at over $140 per barrel during July 2008 and natural gas wellhead prices averaging $8.92 per mcf through August 2008. Prices have recently dropped precipitously to $40.81 per barrel of oil, and $5.99 per mcf of gas as of December 8, 2008. However, as of December 8, 2008, the Baker Hughes U.S. land rig count was at 1,852, a 3% increase from a year earlier. While land rig activity currently remains at a high level, several public exploration and production companies have recently announced plans to reduce capital expenditure budgets in 2009 signaling a possible weakening of rig utilization in the coming months, primarily in the unconventional shale plays.

Many industry analysts have opined, and we agree, that despite the current economic slowdown, worldwide oil supply growth will ultimately struggle to keep up with demand over the long term.  As drilling activity slows, the resulting lower prices should stimulate demand eventually leading to a rebound in drilling activity and capital expenditure levels of exploration and production companies. Thus, we view the longer-term fundamentals in favor of continued robust commodity prices and activity levels in the oil and gas services sector.

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

The PID System

Particle Surface Equipment – The PID System utilizes a mobile particle delivery and recovery system capable of operating with conventional drilling rigs used in our target markets. Our system is designed to entrain, circulate, and recover the particles without allowing the material to pass through the rig pumps. Previous particle abrasive drilling systems did not have the ability to circulate, separate, and re-inject the abrasive or abrading particles and the material passed through the normal rig pumps. An example is the system known as “Abrasive-Jet Drilling” used by Gulf Research and Development Co., a division of Gulf Oil Corporation (“Gulf”), in the 1960’s and 1970’s. Gulf made a number of significant advances in the technology of delivering particles under pressure for the purpose of increasing rate of penetration. Basically, the Gulf system used fine particle abrasives to abrade the formations in order to remove it. This technology requires very high surface pressures of up to 11,000 psi in order to give the small particle the velocity to abrade the formation ahead of the drill bit. In contrast, the PID System utilizes larger particles at normal rig pressures to fracture the formation ahead of the drill bit.

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

PID Bit – We are continuing the development of our fit-for-purpose PID bit. The PID bit is a fixed-cutter and nozzle bit designed with a PDC cutting structure.  To date, we have developed and tested a 7 7/8 inch PID bit and an 8 1/2 inch PID bit and have completed the investment casting process on both PID bits so that we can mass produce PID bits at a cost that is less than half the cost of our previous PID bits.  Further, we have initiated the design of a 6 1/2 inch PID bit in order to address other markets identified to us by prospective customers.

The PID System is designed to entrain, circulate, and recover the particles in the mud system without allowing the particles to circulate through the rig pumps. The PID System is designed as a mobile service that we expect to be provided to the oil and gas operator as part of the normal drilling process and is configured to service a well in progress with minimal interference. The particle injection system used on commercial trials prior to 2008 consisted of a stage one and stage two eductor mechanism which was powered by a high horsepower quintaplex frac pump. As we gained more experience with PID drilling and after running the system for longer periods of time, we determined that the continuously increasing and fluctuating well pressure encountered on these trials resulted in unexpected levels of maintenance on the frac pump and caused difficulty in maintaining a continuous flow of particles to the drill bit.

Testing of the PID System

We have now completed five full scale commercial trials using the PID technology. The first three trials were conducted in the Uinta basin in Utah with Gasco Energy, Inc. The first of these trials was completed in April of 2006 and the last of these trials was completed in December 2006. During these trials, we deployed for the first time the patented PID System on an actual gas well drilling at depths below 10,000 feet. During these three tests, we demonstrated (i) the PID System was capable of delivering rates of penetration that were in-line with or greater than our target penetration rates, which are three times faster than conventional drilling techniques, (ii) we could inject particles while drilling and (iii) we could successfully recover steel particles from the well bore. Due to the age and condition of the drilling rig used on the first trial in April 2006, we experienced certain rig integration issues which were resolved prior to the completion of the first trial. We also demonstrated our ability to recover the steel particles from the well bore even following a complete rig pump shut down. During this trial, we demonstrated on multiple occasions that the PID technology does not damage the well bore, even in situations where several thousand pounds of steel particles settle on top of the PID bit.

In order to achieve continuous PID drilling operations, it is critical to continuously inject and recover the injected particles from the well bore, process them and prepare them for re-injection. During the first field trial, the PID System particle recovery unit became overrun with steel particles and was no longer capable of recovering the particles for re-injection. This accounted for 90% of the PID System’s downtime. Based on this experience and the likelihood for this particle recovery unit to cause problems on future wells, we designed a completely new particle recovery unit that was tested successfully on all subsequent field trials.

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

In February 2007, we signed a one-year contract with a large independent oil and gas company that is operating in the United States to conduct a series of commercial trials in the Travis Peak formation in east Texas. During 2008, this contract was extended through October 15, 2008 and has now expired.  In March 2007, we completed the assembly of our new PID System that included a second frac pump. The new PID System is skid mounted, which allows for quicker rig-up and rig-down. It is also fully automated, based on a variable frequency electric drive system and contains several redundant components further minimizing the risk of disruption.

In March 2007, we conducted our first field trial with this operator in the Travis Peak Formation, which we believe is one of the most abrasive and hard formations in the world. During this field trial, we drilled approximately 212 feet in 12 hours during our first 24 hours of drilling, a substantial improvement from our prior field trials. This trial was suspended as a result of our inability to continue particle injection because of injector related issues among other things.

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

After evaluating several alternatives, a new extruder based particle injection system was tested successfully and a field unit was designed, constructed and modified before we declared it field ready in May 2008.  In August 2008, we conducted our fifth commercial trial in the Travis Peak formation in East Texas.  We entered the well at 11,342 feet and drilled approximately 135 feet in 7.3 hours during the first 24 hours of drilling.  Due to slow particle returns from the wellbore as a result of non-conventional mud properties and certain first-time-through issues with the surface equipment, our productive drilling time was far less then expected.  As a result, the fifth commercial trial was not a commercial success.

We believe that the minor modifications made to our surface system combined with an improvement in mud properties should yield a better performance on future field trials.  Further, we believe that the modifications made to our PID bit need to be evaluated in a drilling laboratory prior to field deployment and therefore would prefer not to return to the field with the 8 ½” inch PID bit until we can better evaluate the bottom hole pattern delivered by the current bit.  We can provide no assurances, however, that we will be able to successfully commercialize the PID System and resolve all of the technical issues we have encountered with the PID System.

Our primary products still need to demonstrate commercial reliability in order to fully realize the potential of the PID technology. Further, we believe we need to obtain a better understanding of the drill bit cutting pattern in order to further improve the drilling performance.   Our operations plan calls for the construction of a small drill bit test facility to allow us to better evaluate the bottom hole pattern, the development of a new smaller PID bit, testing of that bit and a field trial using the preferred bit design.  Poor performance of our new particle injection system or other unexpected events while conducting future commercial trials could further extend the shop and laboratory testing phase, which would delay the full commercialization of the PID System and increase the funds needed to complete our research and development. This would have the effect of slowing our advancement as funds otherwise intended to build new PID Systems and expand our operations may be needed to conduct additional research and development.

Competition

We believe that no other company is currently attempting to deliver a comparable drilling service utilizing technology that is similar to the PID System and that is targeted to serve the hard rock drilling market. It is important to note that the oilfield services industry is highly competitive, and most of our potential competitors have greater financial resources than we do. Many of our potential competitors have been in the oilfield service business for many years and have well-established business contacts with exploration and production companies. Competitors may enter markets served or proposed to be served by us, and we may not be able to compete successfully against such companies or have adequate funds to compete effectively. Recent developments in PDC bits have made them more durable and capable of drilling in certain hard rock environments; however, many customers operating in our target markets continue to utilize conventional bits.  In addition, certain techniques have been developed using conventional drill bits which have been effective at increasing  performance in certain formations where the use of water or light mud does not pose a significant safety risk.

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

In connection with our acquisition of the PID technology, we agreed to make certain royalty payments to PSI and PSIL. Under our agreement with PSI, we are obligated to pay PSI a royalty on a quarterly basis equal to 18.0% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology for such quarter until an aggregate of $67,500,000 has been paid to PSI. Under our agreement with PSIL, we are obligated to pay PSIL a royalty on a quarterly basis equal to 2.0% of our EBITDA derived from the use of the PID technology for such quarter until an aggregate of $7,500,000 has been paid. We have also entered into additional royalty agreements that require us to pay a total of 4.0% of our quarterly gross revenue derived from the use of the PID technology to certain entities from which we acquired the PID technology. These royalty obligations will have the effect of limiting our liquidity and our profitability. As of September 30, 2008, no payments had been made or accrued with respect to these royalty obligations.

We have continued to enhance and improve upon the PID technology and to develop additional technology and know-how in the application of the PID technology. The PID technology and related technologies remain core to our business, and we have continued to seek patent protection in the United States and other countries in which we expect there to be a significant market for our technology.

Research and Development

We are in the early phase of commercial deployment and will continue to invest in research and development. Our research and development program is intended to improve existing products and processes, develop new products and processes, and improve engineering standards and practices that will serve the changing needs of our customers. Our expenditures for research and development activities were $6,074,173 in 2008, $5,894,101 in 2007, and $5,964,438 in 2006.

In our effort to enhance the PID technology, we will continue to seek less expensive ways to manufacture PID bits and other key components of our system and to identify efficiencies going forward. Further, we intend to continue investing in research and development, subject to available liquidity, in order to expand the market opportunities for PID technology.  Currently, we have limited liquidity available to us and may not be able to access additional capital in order to fund additional research and development of the PID system.

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

Employees

As of November 25, 2008, we had 19 employees. None of our employees are covered by collective bargaining agreements. We believe that relationships with our employees are satisfactory.

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

Item 1A. Risk Factors

We have limited sources of liquidity and may not be able to obtain sufficient funding to realize positive cash flows.  The recent deterioration in the credit and capital markets may adversely affect our ability to raise sufficient capital to meet our liquidity needs.

We require substantial capital to pursue our operating strategy and execute our business plan. As we have no revenue and therefore limited sources of cash, we will continue to rely on external sources for liquidity, and for the foreseeable future, our principal source of working capital will be from capital we have raised through private placements of our securities and other external sources.  In management’s opinion, based on available cash and cash equivalents on hand as of September 30, 2008, we do not have sufficient liquidity to meet our working capital and capital expenditure requirements for the next 12 months.  Because we currently do not generate any cash flow, even if we reduce our overhead and research and development costs as compared to previous years, we will still need to raise additional outside capital in order to maintain sufficient liquidity to meet our working capital and capital expenditure requirements for the next 12 months.  Our current monthly operating overhead is approximately $350,000, excluding research and development project costs and non-cash expenses such as depreciation, stock-based compensation and other non-cash expenses, and we expect that such amount could increase if we choose to expand our operations.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make it difficult to obtain funding from external sources.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on similar terms and reduced and, in some cases, ceased to provide funding to borrowers.  Given the deterioration in economic conditions and the debt and equity markets, there is a heightened risk that we may not be able to raise sufficient capital or raise capital on acceptable terms to meet our liquidity needs which would ultimately result in our liquidation or bankruptcy.

Even if we are able to demonstrate full commercial success with our products, substantial time may pass before we realize revenues and, as a result, we may require additional capital in the future to produce our products in sufficient commercial quantities in order for us to realize positive cash flows. Any such additional capital may lead to additional dilution of our shareholders. Additionally, it may be difficult for us to raise such additional capital in sufficient quantities or at all.

Our Board of Directors has formed a Special Committee in order to evaluate potential strategic alternatives that may be available to us, including joint ventures, licensing arrangements or a sale of the company.  Our Special Committee may not be able to identify any suitable strategic alternative or any identified strategic alternative or transaction may not be completed or successful.

On September 16, 2008, we announced that our Board of Directors formed a Special Committee to evaluate and pursue potential strategic alternatives that may be available to us, including joint ventures with other participants in our industry, technology licensing arrangements, a sale of the company or any other available alternatives.  Our Special Committee has retained the services of a financial advisor to assist it in the evaluation process.  This process is ongoing and can be lengthy and has inherent costs and risks.  We have not determined to pursue any specific strategic alternative at this time, whether we will elect to pursue any such strategic alternative, or what impact any particular strategic alternative will have on our operations or stock price if so pursued.  There can be no assurance that our exploration of various strategic alternatives will result in any specific action or transaction.  Further, any such strategic alternative may not ultimately be successful or enhance shareholder value.

Uncertainties and risks related to our evaluation and pursuit of potential strategic alternatives include:

•	the distraction of management and potential disruption of operations, which could have an adverse effect on our ongoing operations;

•	the inability to successfully achieve the benefits of any strategic alternative undertaken by us;

•	the potential loss of business opportunities as management focuses on the pursuit of various strategic alternatives; and

•	perceived uncertainties as to our future as a going concern that can result in loss of potential customers and difficulties motivating, recruiting and retaining personnel.

Since we announced our formation of a Special Committee, the market price of our stock has been volatile, and such volatility may continue or become more severe if and when any transaction or business arrangement is announced or we announce that we are no longer exploring strategic alternatives.  In addition, the recent deterioration in the capital markets and general economic conditions has made it more difficult to obtain financing, which could impair our ability to successfully consummate a strategic transaction.  Furthermore, the recent declines in oil and natural gas prices have caused a significant decrease in the demand for oilfield services, including drilling services, which also could impair our ability to complete a strategic transaction.  Because of our current lack of liquidity and need for additional capital, our failure to successfully pursue and complete a strategic transaction could result in our liquidation or bankruptcy.

We have a limited operating history and no revenues and are subject to risks inherent in a new business enterprise. As a result, we have not demonstrated to date that we can fully implement our business plan or that the PID technology will be profitable in a commercial application.

The business of PDTI was originally established in June 2003 to: (1) purchase certain of the assets and assume certain of the liabilities of PSI and PSIL related to the PID technology; (2) purchase certain patents underlying the PID technology from CFLP; (3) acquire certain technology licenses related to the PID technology from CTL; (4) continue the funding of research and development expenses with respect to the technology acquired; and (5) take steps towards the commercialization of the PID technology. To date, the business has not generated revenue from its operations and our company does not have sufficient liquidity to remain as a going concern for the next 12 months. We may not be able to fully commercialize our product or generate profitable revenues. Additionally, we and our business have a limited operating history that investors can analyze to aid them in making an informed judgment as to the merits of an investment in us. Any investment in us should be considered a high risk investment because you will be investing in a company with unforeseen costs, expenses, competition, and other problems to which new ventures are often subject. In addition, the technology we acquired is still in the early stage of development for commercial use and has produced only limited results in a commercial setting. Because we are an early stage company, our prospects must be considered in light of the risks, expenses, and difficulties encountered in establishing a new business in a highly competitive industry.

If we are able to commercialize the PID technology, we expect that demand for our PID System will depend on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices and other factors.

If we are able to commercialize the PID technology, we expect that demand for our PID System will be substantially dependent on the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Oil and natural gas companies typically reduce exploration and development activity during periods of low or volatile oil and natural gas prices. The markets for oil and natural gas historically have been volatile and are likely to continue to be so in the future. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of other factors that are beyond our control.  Recently, oil and natural gas prices have experienced a precipitous decline which has led many oil and gas companies to reduce their planned capital expenditures and drilling activity.  If this reduction in prices and drilling activity continues over a prolonged period of time, it will result in a decrease in the demand for our PID System and could have a material adverse effect on our financial condition or results of operations.  The recent decline in oil and natural gas prices and the resulting decrease in capital expenditures by exploration and production companies has caused a significant decrease in the demand for oilfield services, including drilling services.

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

The PID technology has only been used or deployed in limited commercial gas wells. To management’s knowledge, no company has yet marketed a salable product using the technology we are developing. Market acceptance of our products will largely depend upon our ability to demonstrate the PID System’s efficiency, cost effectiveness, safety features and ease of use. We may not be able to demonstrate that the PID System can effectively be deployed on a significant number of commercial oil and gas wells in a safe and cost-effective manner. In addition, we may not have sufficient liquidity to complete the development and commercialization of the PID System.  The use of the PID technology will also depend upon concerted sales efforts by our management team. The PID System may never be fully accepted in the market in preference to other competing technologies that currently exist or that may subsequently be developed. If our products are not fully accepted by the marketplace, we may not realize sufficient revenues or cash flow to execute our operations plan and we may be forced to pursue a different strategy or liquidate our company.

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

Our primary products must demonstrate satisfactory performance in a significant number of oil and gas wells. Our operations plan calls for further research and development, including the development of different bit sizes and certain minor modifications to our particle injection system. Poor performance of the PID bit or other components of the PID System while conducting commercial trials could reveal additional unidentified issues and further extend the shop and laboratory testing phase, which could further delay the full commercialization of the PID System and increase the funds needed to complete our research and development. Further, in order to fully implement our business plan, we will be required to hire and train a substantial number of new employees. During periods of higher demand for oilfield services, such as ours, the oilfield services industry often operates at near capacity from a human resource perspective, which could limit our ability to hire and train adequate qualified personnel in the future. These circumstances would have the effect of slowing our advancement as funds otherwise intended to build new PID Systems and expand our operations may be needed to conduct additional research or procure and train adequate human resources.

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

In connection with our acquisition of the PID technology, we agreed to make certain royalty payments to PSI and PSIL. Under our agreement with PSI, we are obligated to pay PSI a royalty on a quarterly basis equal to 18.0% of EBITDA derived from the use of the PID technology for such quarter until an aggregate of $67,500,000 has been paid to PSI. Under our agreement with PSIL, we are obligated to pay PSIL a royalty on a quarterly basis equal to 2.0% of our EBITDA derived from the use of the PID technology for such quarter until an aggregate of $7,500,000 has been paid. We have also entered into additional royalty agreements that require us to pay a total of 4.0% of our quarterly gross revenue derived from the use of the PID technology to certain entities from which we acquired the PID technology.  If we are able to generate earnings, these royalty obligations will have the effect of limiting our liquidity and our profitability.

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

In connection with our acquisition of our subsidiary, Particle Drilling Technologies, Inc., a Delaware corporation, we assumed warrants to purchase 74,141 shares of common stock and options issued under PDTI’s 2004 Incentive Stock Plan to purchase 2,760,000 shares of common stock. In connection with the private placement of our common stock in February 2005, we granted the placement agent warrants to purchase 1,500,000 shares of our common stock, of which 205,000 were still outstanding as of September 30, 2008. In connection with the private placement of our common stock in October 2006, we granted the investors warrants to purchase 1,500,000 shares of our common stock at $3.25 per share. Since our acquisition of PDTI, we have issued options to purchase an additional 1,193,584 shares of our common stock under our equity incentive plans. The common stock issuable upon exercise of these options and warrants represents approximately 8% of our outstanding shares of common stock on a fully-diluted basis. The exercise of these options and warrants would result in substantial dilution to our existing stockholders and any sales of these shares of common stock, or the perception that these sales might occur, could lower the market price of our common stock.

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

Moreover, our common stock, which began trading on The NASDAQ Capital Market® on June 28, 2005, does not have substantial trading volume. During the year ended September 30, 2008, the average daily trading volume of our common stock as reported by The NASDAQ Capital Market® was approximately 138,190 shares, which represents less than 1% of our outstanding shares of common stock. As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock.

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

Item 3.  Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal year 2008 to a vote of the holders of our common stock, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol PDRT. The following table sets forth the high and low bid prices per share of our common stock for the fiscal years ended September 30, 2008 and 2007.

	High	Low
Fiscal Year Ended September 30, 2007
First Quarter	$4.50	$2.37
Second Quarter	$4.39	$3.34
Third Quarter	$4.25	$2.05
Fourth Quarter	$3.42	$1.91

Fiscal Year Ended September 30, 2008
First Quarter	$3.70	$2.30
Second Quarter	$2.70	$1.40
Third Quarter	$3.20	$1.75
Fourth Quarter	$2.83	$0.01

Holders

The approximate number of holders of record of the shares of our common stock was 248 as of December 1, 2008.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of September 30, 2008, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	175,000	2.21	631,750
Equity compensation plans not approved by security holders**	5,585,716	$1.91	34,750

Total	5,760,716	$1.92	666,500

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

**	The following equity compensation plans have not been approved by security holders:

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

•
On January 11, 2005, PDTI granted warrants to eight parties affiliated with the placement agent as compensation for their services in connection with the private placement of PDTI Series A preferred stock in January 2005. Pursuant to these warrants, the parties affiliated with the placement agent have the right to purchase up to an aggregate of 42,641 shares of our common stock (consisting of warrants to purchase 32,641 shares and 10,000 shares). The warrants described in this paragraph have an exercise price of $2.00 and a maximum term of five years from the date granted. In connection with our acquisition of PDTI, we assumed these warrants.

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

	Year Ended September 30,
	2008	2007	2006	2005	2004

Statement of Operations Data:
Revenues	$—	$—	$—	$—	$—
Operating expenses:	—	—	—	—	—
Research and development	6,074,173	5,894,101	5,964,438	2,802,155	621,752
General and administrative	5,050,508	4,942,621	4,581,604	3,182,313	2,683,024
Impairment of asset	—	295,260	—	—	—
Gain on sale of assets	(756,469)	—	—	—	—
Loss from operations	(10,368,212)	(11,131,982)	(10,546,042)	(5,984,468)	(3,304,776)
Other income (expenses)	81,273	377,713	356,455	260,050	(26,224)
Net loss	$(10,286,939)	$(10,754,269)	$(10,189,587)	$(5,724,418)	$(3,331,000)

Basic and Diluted Net Loss Per Share:
Loss from operations	$(0.32)	$(0.37)	$(0.43)	$(0.27)	$(0.257)
Net loss	$(0.32)	$(0.36)	$(0.42)	$(0.26)	$(0.25)
Weighted average shares outstanding	32,490,392	30,185,030	24,520,619	22,150,365	13,364,183

Cash Flow Data:
Net cash used in operating activities	$(7,769,269)	$(6,870,071)	$(7,192,123)	$(4,625,184)	$(1,714,691)
Net cash provided by (used in) investing activities	521,215	(1,629,629)	(843,515)	(1,723,254)	(267,546)
Net cash (used in) provided by financing activities	5,082,268	10,670,043)	(177,422)	16,832,721	1,999,098

Balance Sheet Data (at end of period):
Cash and cash equivalents	$2,296,143	$4,461,929	$2,291,586	$10,504,646	$20,363
Working capital surplus (deficiency)	1,259,076	4,329,347	1,411,485	9,386,096	(1,301,027)
Total assets	5,364,157	7,827,079	5,483,362	13,548,413	1,570,585
Long-term debt	15,381	24,537	15,305	9,463	20,201
Total stockholders’ equity	3,915,492	6,491,247	3,967,629	12,148,107	118,459

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

We are a development-stage company and have a limited operating history. Our predecessor company for financial reporting purposes was formed on June 9, 2003 to acquire the technology related to the Particle Impact Drilling System (the “PID System” or “PID technology”). We are still developing this technology, and to date, we have not generated any revenues from our operations.  Currently, we have limited liquidity and therefore our business activities have been curtailed.  We are currently reviewing strategic alternatives and hope that any such transaction would assist us in accelerating the commercialization of our technology.  Our Board of Directors has determined it would be in the best interest of the Company and its shareholders to evaluate all available strategic alternatives, including a strategic industry joint venture, technology licensing arrangement, sale of the company, and other available alternatives.  If we are able to identify a strategic partner that can provide additional capital, resources, test facilities and drilling opportunities, we will continue to execute our operations plan which will likely result in increases to our development and operating expenses.

In management’s opinion, based on available cash and cash equivalents on hand as of September 30, 2008, we do not have the ability to maintain sufficient liquidity to meet our working capital and capital expenditure requirements for the next 12 months.  We must raise additional capital in order to continue our operations. The equity and debt capital markets have recently experienced adverse conditions and extreme volatility which may, if such conditions persist, impair our ability to raise capital on satisfactory terms, or at all.  Our continued existence depends on our ability to raise additional outside capital and the successful development of the PID technology and our ability to successfully commercialize this technology.

Research and development.   We have made and possibly will continue to make substantial investments in research and development activities in order to develop and market the PID technology. Research and development costs consist primarily of general and administrative and operating expenses related to research and development activities. We expense research and development costs as incurred except for property, plant and equipment related to research and development activity that have an alternative future use. Property, plant and equipment for research and development activity that have an alternative future use are capitalized and the related depreciation is expensed as research and development costs.

General and administrative.   General and administrative expenses consist primarily of salaries and benefits, office expense, professional services, and other corporate overhead costs. We have experienced and if successful with the development of the PID technology, would expect to continue to experience increases in general and administrative expenses as a result of: (1) being subject to reporting and compliance obligations applicable to publicly-held companies; (2) our continuing efforts to develop, test and prepare the PID technology for commercialization; and (3) the hiring of additional personnel.  Given our current liquidity situation, we expect near term general and administrative expenses to decrease as compared to prior years.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. We are devoting substantially all of our efforts to product development and commercializing the PID technology.   In the course of our development activities, we have sustained operating losses and expect such losses to continue into fiscal 2009. We intend to finance our operations primarily through cash and cash equivalents on hand, through cashflow from operations if we are able to successfully engage in commercial operations that generate revenue, and other potential capital raising transactions. However, we have yet to generate any revenues, and can provide no assurance of future revenues. To management’s knowledge, no company has yet marketed a salable product using the technology we are developing. Even if marketing efforts are successful, substantial time may pass before revenues are realized.

In management’s opinion, based on available cash and cash equivalents on hand as of September 30, 2008, we do not have the ability to maintain sufficient liquidity to meet our working capital and capital expenditure requirements for the next 12 months.  Management must raise additional outside capital in order to improve our liquidity position. The equity and debt capital markets have recently experienced adverse conditions and extreme volatility which may, if such conditions persist, impair our ability to raise capital on satisfactory terms, or at all.  Our continued existence depends on our ability to raise additional outside capital and the successful development of the PID technology and our ability to successfully commercialize this technology.

Since inception on June 9, 2003 through September 30, 2008, we have financed our operations through private sales of our equity and the issuance of convertible notes, totaling net proceeds of $35,397,913. As of September 30, 2008, we had $2,296,143 in cash and cash equivalents.   On April 21, 2008, we completed a subscription rights offering to sell approximately 3.5 million shares of common stock at $1.50 per share.  Gross proceeds totaled approximately $5.25 million. In the subscription rights offering, all common shareholders received one non-transferable right to purchase 0.11025 shares of our common stock for each share that they held of record as of 5:00 p.m., central time, on March 17, 2008.  These subscription rights expired if not exercised by 5:00 p.m., central time, on April 16, 2008.

Cash Flows from Operating Activities.  Cash flow used for operations is primarily affected by our research and development progress and business development. Net cash flows used in operating activities during the fiscal year ended September 30, 2008 were $(7,769,269) compared to $(6,870,071) during the fiscal year ended September 30, 2007. The increase from fiscal 2007 to fiscal 2008 was mainly the result of increased cash spending on research and development activities associated with the PID System development and a gain on the sale of certain non-core assets.

Cash Flows from Investing Activities.  Cash flow provided by (used in) investing activities during the fiscal year ended September 30, 2008 was $521,215 compared to $(1,629,629) during the fiscal year ended September 30, 2007. During the fiscal year ended September 30, 2008, we sold various non-core assets for net proceeds of $851,617. Offsetting this amount was $290,504 paid for the purchase of acquiring and servicing patents.

Cash Flow from Financing Activities.  Net cash provided by financing activities during the fiscal year ended September 30, 2008 was $5,082,268 compared to $10,670,043 during the fiscal year ended September 30, 2007.  On April 21, 2008, we completed the previously-described subscription rights offering to sell approximately 3.5 million shares of common stock at $1.50 per share.  Gross proceeds totaled approximately $5.25 million.

Contractual Obligations. In April 2007, we entered into a 60 month lease agreement that commenced in September 2007 for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility combined the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The total future minimum lease payments under this lease are $1,849,132.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligation and Short Term Notes Payable (including current portion)	$108,309	$92,928	$15,381	$—	$—
Equipment Purchase Commitments	59,002	59,002	—	—	—
Operating Lease Obligations	1,849,132	432,257	1,416,875	—	—

Total	$2,016,443	$584,187	$1,432,256	$—	$—

Results of Operations

Comparison of Year Ended September 30, 2008 with Year Ended September 30, 2007

Research and development.    Research and development expenses were $6,074,173 and $5,894,101 for the fiscal years ended September 30, 2008 and 2007, respectively, representing an increase of $180,072. During the fiscal year ended September 30, 2008, we incurred approximately $280,000 less in direct research and development costs associated with the construction and testing of the new particle injection system as compared to fiscal year ended September 30, 2007.   While these direct costs decreased, the research and development costs relating to overhead increased from the fiscal year ended

September 30, 2007 to the fiscal year ended September 30, 2008.  Employee related costs increased approximately $180,000, including an increase of approximately $100,000 in stock based compensation charges.  In addition, general liability insurance increased approximately $60,000 and rent expense increased approximately $130,000.

General and administrative.    General and administrative expenses were $5,050,508 and $4,942,621 for the fiscal years ended September 30, 2008 and 2007, respectively, representing an increase of $107,887. Employee related costs increased approximately $101,000, including a decrease of approximately $38,000 related to stock based compensation charges. Additional expenses included an increase in rent of approximately $62,000 and property taxes of approximately $97,000 from fiscal 2007 to fiscal 2008.  This increase was partially offset by a decrease in investor relations expense which decreased approximately $57,000 as well as a decrease in SEC filing fees of approximately $60,000.

Impairment of asset.  In January 2007, we purchased a quintaplex frac pump for approximately $1.4 million. In September 2007, management decided to place this frac pump on the market for sale as a result of the development of the new extruder-based injection system being constructed that is meant to replace the frac pump based injection system. We commenced our selling efforts during September 2007 at which time the carrying amount of the frac pump was reclassified as an asset held for sale. We recognized an impairment on the asset of $295,260, and the net book value of the frac pump at September 30, 2007 was reduced to $900,000, reflecting management’s estimate of the realizable value of the frac pump. The asset was subsequently placed back into assets held for use when we sold our other frac pump and it was determined by management that we would need this frac pump to continue research and development testing.  There were no such impairment charges in fiscal 2008.  In November 2008, this frac pump was sold for $840,000.

Gain on sale of asset.  During fiscal 2008, we sold various non-core assets including a lathe, an OPI triplex pump and a frac pump.  Proceeds from the sale of these non-core assets totaled $851,617 yielding a gain on sale of assets of $756,469.  There were no such sales of non-core assets in fiscal 2007.

Other income.    Other income was $81,273 and $377,713 for the years ended September 30, 2008 and 2007, respectively, representing a decrease in other income of $296,440. The increase was primarily attributable to a decrease in interest income from a smaller average cash balance throughout fiscal 2008 compared to fiscal 2007.

Comparison of Year Ended September 30, 2007 with Year Ended September 30, 2006

Research and development.    Research and development expenses were $5,894,101 and $5,964,138 for the fiscal years ended September 30, 2007 and 2006, respectively, representing a decrease of $70,037. During the fiscal year ended September 30, 2006, we conducted a test program with the PID System at Catoosa in November 2005 resulting in costs of approximately $385,000. A commercial trial with a customer in May 2006 resulted in job differential time charges of approximately $135,000, and a second attempted commercial trial with the same customer in September 2006 resulted in job differential time charges of approximately $81,000. We incurred other field charges of approximately $511,000 associated with the two customer trials during the fiscal year ended September 30, 2006. During the fiscal year ended September 30, 2007, we only incurred approximately $74,000 in job differential time charges and there have been no additional test programs of the PID System at Catoosa. Further, during the period from October 2006 to September 30, 2007, we incurred costs of approximately $380,000 related to the design, engineering, construction and testing of two alternative particle injection systems and approximately $500,000 related to the completion of the second PID Unit. These increases in research and development costs that are present in the current fiscal year were offset by a decrease of approximately $585,000 in consulting expenses.

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

Impairment of asset.  In January 2007, we purchased a quintaplex frac pump for approximately $1.4 million. In September 2007, management decided to place this frac pump on the market for sale as a result of the development of the new extruder-based injection system being constructed that is meant to replace the frac pump based injection system. We commenced our selling efforts during September 2007 at which time the carrying amount of the frac pump was reclassified as an asset held for sale, as reflected on the accompanying September 30, 2007 consolidated balance sheet. We recognized an impairment on the asset of $295,260, and the net book value of the frac pump at September 30, 2007 was reduced to $900,000, reflecting management’s estimate of the realizable value of the frac pump. There were no such impairment charges in fiscal 2006.

Other income.    Other income was $377,713 and $356,455 for the fiscal years ended September 30, 2007 and 2006, respectively, representing an increase in other income of $21,258. The increase was primarily attributable to an increase in interest income from a larger average cash balance throughout fiscal 2007 compared to fiscal 2006.

Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our EBITDA derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with PSIL pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CTL, PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology. As of September 30, 2008, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

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

Income Taxes.  We report our income taxes in accordance with SFAS 109, Accounting for Income Taxes, (“SFAS 109”) which calls for the utilization of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences reverse. Temporary differences have been created for all stock option plans and are included in our SFAS 109 computation. At September 30, 2008, we had cumulative net operating loss carryforwards of approximately $33,476,000, which expire in years 2009 through 2027. No effect has been shown in the consolidated financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon tax rates at September 30, 2008, have been offset by valuation reserves of the same amount.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards, “SFAS” No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted.  We believe that the adoption of SFAS No. 157 will not have a material impact on our financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for our 2010 fiscal year. Upon adoption of SFAS 160, we will be required to report our noncontrolling interests, if any, as a separate component of shareholders’ equity. We will also be required to present net income allocable to the noncontrolling interests, if any, and net income attributable to our shareholders of separately in our consolidated statements of income. Currently, noncontrolling interests (minority interests) are reported as a liability in our statement of financial position and the related income attributable to minority interests is reflected as an expense in arriving at net income. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect the adoption of SFAS No. 161 to significantly impact our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the potential impact the new pronouncement will have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the potential impact the new pronouncement will have on our consolidated financial statements.

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

These forward-looking statements are made based upon our management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, the results of testing of our products, the availability of capital resources, our ability to successfully complete any strategic alternative and the other factors described under “Item 1A. Risk Factors.”  We undertake no obligation to update any forward-looking statements except as required by law.

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
(a development stage enterprise)

Index to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2008 and 2007

Consolidated Statements of Operations for the years ended September 30, 2008, 2007, and 2006, and for the period from June 9, 2003 (date of inception) to September 30, 2008

Consolidated Statements of Stockholders’ Equity for the period from June 9, 2003 (date of inception) to September 30, 2008

Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007, 2006, and for the period from June 9, 2003 (date of inception) to September 30, 2008

Notes to Consolidated Financial Statements

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, the management of our company concluded that our internal control over financial reporting was effective as of September 30, 2008.

Our internal control over financial reporting as of September 30, 2008 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report that follows.

/s/ J. Chris Boswell
Senior Vice President and Chief Financial Officer

/s/ Jim B. Terry
President and Chief Executive Officer

Houston, Texas
December 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Particle Drilling Technologies, Inc.
Houston, Texas

We have audited Particle Drilling Technologies, Inc.’s (the “Company”) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion Particle Drilling Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008, and for the period from June 9, 2003 (date of inception) to September 30, 2008 and our report dated December 15, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
December 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Particle Drilling Technologies, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Particle Drilling Technologies, Inc. (a development stage company) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008, and for the period from June 9, 2003 (date of inception) to September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Particle Drilling Technologies, Inc. as of September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, and for the period from June 9, 2003 (date of inception) to September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has incurred losses since inception, has an accumulated deficit of approximately $40.8 million, and continues to experience negative cash flow from operations.  These and other factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY LLP

Houston, Texas
December 15, 2008

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	September 30, 2007

ASSETS

Current assets:
Cash and cash equivalents	$2,296,143	$4,461,929
Short term investments	—	—
Assets held for sale	—	900,000
Prepaid expenses	260,686	233,174

Total current assets	2,556,829	5,595,103

Property, plant & equipment, net	1,213,918	867,168

Intangibles, net	1,552,266	1,312,246

Other assets	41,144	52,562

Total assets	$5,364,157	$7,827,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$850,944	$1,028,999
Short-term notes payable	84,277	88,258
Current portion of long-term debt	8,651	13,511
Accrued liabilities	353,881	134,988

Total current liabilities	1,297,753	1,265,756

Long-term debt	15,381	24,537
Deferred Rent	135,531	45,539

Commitments and contingencies - See Note 12	—	—

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 38,767,018 shares issued and 35,763,932 shares outstanding at September 30, 2008, and 34,632,987 shares issued and 31,629,901 shares outstanding at September 30, 2007	38,768	34,634
Additional paid-in capital	46,217,538	38,510,488
Treasury stock at cost, 3,003,086 shares at September 30, 2008 and 2007	(1,511,817)	(1,511,817)
Deficit accumulated during the development stage	(40,828,997)	(30,542,058)

Total stockholders’ equity	3,915,492	6,491,247

Total liabilities and stockholders’ equity	$5,364,157	$7,827,079

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from June 9, 2003 (date of inception) to
	Year Ended September 30,			September 30,
	2008	2007	2006	2008

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	6,074,173	5,894,101	5,964,438	21,396,245
General and administrative	5,050,508	4,942,621	4,581,604	20,943,228
Impairment of asset	—	295,260	—	295,260
Gain on sale of assets	(756,469)	—	—	(756,469)

Total operating expenses	10,368,212	11,131,982	10,546,042	41,878,264

Loss from operations	(10,368,212)	(11,131,982)	(10,546,042)	(41,878,264)

Other income (expenses)
Interest income	87,888	384,484	260,914	942,591
Rental income - related party	—	—	46,565	73,727
Gain on debt extinguishment	—	—	—	35,283
Other	—	—	55,614	55,614
Interest expense	(6,615)	(6,771)	(6,638)	(57,948)

Total other income (expenses)	81,273	377,713	356,455	1,049,267

Net loss	$(10,286,939)	$(10,754,269)	$(10,189,587)	$(40,828,997)

Net loss per common share, basic and diluted	$(0.32)	$(0.36)	$(0.42)	$(1.50)

Weighted average number of common shares outstanding — basic and diluted	32,490,392	30,185,030	24,520,619	27,173,234

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from June 9, 2003 (date of inception)
to September 30, 2008

						Deficit
						Accumulated	Total
					Additional	During	Stockholders’
	Common Stock		Treasury Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Retroactive restatement of stockholders’ equity prior to merger for recapitalization	1,550,000	$1,550	—	$—	$(1,550)	$—	$—
Common stock issued to founders at $0.001 per share in June 2003	9,000,000	9,000	—	—	—	—	9,000
Common stock issued in private placement for cash at $2.00 per share from June 2003 to September 2003, less offering expense of $436,096	504,500	505	—	—	572,399	—	572,904
Common stock issued for services provided at $2.00 per share in July 2003	15,000	15	—	—	29,985	—	30,000
Net loss	—	—	—	—	—	(542,784)	(542,784)
Balance, September 30, 2003	11,069,500	11,070	—	—	600,834	(542,784)	69,120
Common stock issued in private placement for cash at $2.00 per share from October 2003 to February 2004, less offering expense of $166,322	196,800	197	—	—	227,080	—	227,277
Common stock issued for services provided at $2.00 per share in October 2003	27,000	27	—	—	53,973	—	54,000
Common stock issued for cash at $2.00 per share from October 2003 to March 2004	325,000	325	—	—	649,675	—	650,000
Common stock issued for cash at $1.82 per share in October 2003	2,750	2	—	—	4,998	—	5,000
Common stock issued in exchange for note payable at $2.00 per share in January 2004	25,000	25	—	—	49,975	—	50,000
Common stock issued for services provided at $2.00 per share in January 2004	12,000	12	—	—	23,988	—	24,000
Common stock issued for cash at $0.72 per share in March 2004	69,508	70	—	—	49,930	—	50,000
Common stock issued for cash at $0.97 per share in March 2004	15,480	15	—	—	14,985	—	15,000
Common stock issued for cash at $0.75 per share in March 2004	35,000	35	—	—	26,215	—	26,250
Common stock issued for services provided at $2.00 per share in March 2004	70,000	70	—	—	139,930	—	140,000
Common stock issued for services provided at $2.00 per share in March 2004	75,000	75	—	—	149,925	—	150,000
Common stock issued for cash at $0.74 per share in April 2004	23,500	23	—	—	17,477	—	17,500
Common stock issued in exchange of accounts payable at $0.12 per share upon exercise of warrants in April 2004	50,000	50	—	—	6,850	—	6,900
Common stock issued for cash at $0.12 per share upon exercise of warrants from April 2004 to June 2004	113,909	114	—	—	15,605	—	15,719

Common stock issued for cash at $0.12 per share upon exercise of employee stock options in June 2004	200,000	200	—	—	32,062	—	32,262
Common stock issued in connection with advisory agreement at $0.12 per share in June 2004	5,000,000	5,000	—	—	595,000	—	600,000
Common stock issued at $1.50 per share upon conversion of note payable in June 2004, less offering expense	410,000	410	—	—	553,090	—	553,500
Common stock issued in private placement for cash at $2.00 per share from July 2004 to September 2004, less offering expense	375,000	375	—	—	717,125	—	717,500
Fair value of common stock warrants issued for services	—	—	—	—	2,880	—	2,880
Stock-based employee compensation	—	—	—	—	42,551	—	42,551
Net loss	—	—	—	—	—	(3,331,000)	(3,331,000)
Balance, September 30, 2004	18,095,447	18,095	—	—	3,974,148	(3,873,784)	118,459
Common stock issued in private placement for cash at $2.00 per share from October 2004 to February 2005, less offering expense	850,000	850	—	—	1,581,585	—	1,582,435
Common stock issued for services provided at $1.75 per share in October 2004	10,000	10	—	—	17,490	—	17,500
Common stock issued upon cashless exercise of warrants at $0.12 per share in December 2004	9,314	10	—	—	(10)	—	—
Common stock issued for cash at $0.01 per share upon exercise of warrants in December 2004	33,333	33	—	—	302	—	335
Common stock cancelled at $0.12 per share in January 2005	(700,000)	(700)	—	—	(83,300)	—	(84,000)
Common stock cancelled at $0.001 per share in January 2005	(50,000)	(50)	—	—	50	—	—
Common stock issued in private placement for cash at $2.00 per share in February 2005, less offering expense	9,000,000	9,000	—	—	14,605,332	—	14,614,332
Repurchase of common stock at $0.50 per share in February 2005	—	—	(3,000,000)	(1,500,000)	—	—	(1,500,000)
Restricted stock issued to employees at $4.90 per share in May 2005	140,000	140	—	—	(140)	—	—
Restricted stock issued to employees at $5.45 per share in May 2005	5,000	5	—	—	(5)	—	—
Common stock issued upon cashless exercise of warrants at $0.12 per share in August 2005	48,378	48	—	—	(48)	—	—
Fair value of common stock warrants issued for services	—	—	—	—	2,508,564		2,508,564
Stock-based employee compensation	—	—	—	—	614,900		614,900
Net loss	—	—	—	—	—	(5,724,418)	(5,724,418)
Balance, September 30, 2005	27,441,472	$27,441	(3,000,000)	$(1,500,000)	$23,218,868	$(9,598,202)	$12,148,107
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in January 2006	53,750	54			6,396		6,450
Common stock issued upon cashless exercise of warrants at $2.00 per share in February 2006	9,721	10			(10)

Restricted stock issued to employee at $6.73 per share in January 2006	150,000	150			(150)
Common stock issued upon cashless exercise of warrants at $2.00 per share in February 2006	176,458	176			(176)
Restricted stock issued to employee at $5.87 per share in February 2006	20,000	20			(20)
Common stock issued upon cashless exercise of warrants at $2.00 per share in March 2006	66,000	66			(66)
Repurchase of common stock at $3.85 per share in June 2006			(3,086)	(11,817)			(11,817)
Restricted stock issued to employee at $5.73 per share in June 2006	12,500	13			(13)
Restricted stock issued to employee at $3.40 per share in June 2006	5,000	5			(5)
Restricted stock issued to employee at $3.40 per share in June 2006	10,000	10			(10)
Restricted stock issued to employee at $3.40 per share in June 2006	5,000	5			(5)
Restricted stock issued to employee at $3.40 per share in June 2006	5,000	5			(5)
Restricted stock issued to employee at $3.40 per share in June 2006	5,000	5			(5)
Common stock issued upon cashless exercise of warrants at $2.00 per share in April 2006	29,390	29			(29)
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in July 2006	14,500	15			(15)
Restricted stock issued to employee at $3.51 per share in July 2006	7,500	8			(8)
Common stock issued upon exercise of warrants at $2.00 per share in August 2006	2,000	2			(2)
Stock-based employee compensation	—	—	—	—	2,014,476		2,014,476
Net loss	—	—	—	—	—	(10,189,587)	(10,189,587)
Balance, September 30, 2006	28,013,291	$28,014	(3,003,086)	$(1,511,817)	$25,239,221	$(19,787,789)	$3,967,629
Common stock issued in private placement for cash at $2.35 per shares in October 2006, less offering expenses of $1,034,005	5,000,000	5,000			10,710,995		10,715,995
Restricted stock issued to employee at $3.08 per share in October 2006	3,000	3			(3)
Restricted stock issued to employees at $2.85 per share in October 2006	68,250	68			(68)
Common stock issued upon exercise of warrants at $0.12 per share in October 2006	5,745	6			(6)
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in November 2006	6,000	6			714		720

Common stock issued upon cashless exercise of warrants at $0.12 per share in February 2007	5,816	6			(6)
Common stock issued upon exercise of warrants at $0.12 per share in February 2007	2,000	2			238		240
Common stock issued upon cashless exercise of warrants at $2.00 per share in March 2007	486,558	487			(487)
Restricted stock issued to certain directors at $3.93 per share in March 2007	30,000	30			(30)
Restricted stock issued to employees at $3.69 per share in April 2007	4,000	4			(4)
Restricted stock cancelled in April 2007	(3,375)	(3)			3
Common stock issued upon cashless exercise of warrants at $0.12 per share in May 2007	24,202	24			(24)
Common stock issued upon exercise of employee stock options at $0.12 per share in June 2007	37,500	37			4,463		4,500
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in July 2007	300,000	300			35,700		36,000
Restricted stock issued to an employee at $2.18 per share in August 2007	500,000	500			(500)
Restricted stock issued to employees at $2.54 per share in September 2007	150,000	150			(150)
Stock-based employee compensation	—	—	—	—	2,520,432		2,520,432
Net loss	—	—	—	—	—	(10,754,269)	(10,754,269)
Balance, September 30, 2007	34,632,987	$34,634	(3,003,086)	$(1,511,817)	$38,510,488	$(30,542,058)	$6,491,247
Restricted stock cancelled in October 2007	(7,500)	(8)			8
Restricted stock issued to a director at $3.28 per share in November 2007	5,000	5			(5)
Common stock issued upon cashless exercise of warrants at $2.00 per share in December 2007	688	1			(1)
Common stock issued upon exercise of warrants at $0.12 per share in December 2007	10,000	10			1,190		1,200
Restricted stock cancelled in January 2008	(4,000)	(4)			4
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in February 2008	100,000	100			11,900		12,000
Restricted stock issued to directors at $1.84 per share in March 2008	35,000	35			(35)
Common stock issued in rights offering for cash at $1.50 per share in April 2008, less offering expense of $176,414	3,500,043	3,500			5,070,086		5,073,586
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in May 2008	100,000	100			11,900		12,000
Common stock issued for cash at $0.12 per share upon exercise of employee stock options in June 2008	12,300	12			1,465		1,477
Restricted stock issued to employees at $2.65 per share in June 2008	382,500	383			(383)
Stock-based employee compensation	—	—	—	—	2,610,921		2,610,921
Net loss	—	—	—	—	—	(10,286,939)	(10,286,939)
Balance, September 30, 2008	38,767,018	$38,768	(3,003,086)	$(1,511,817)	$46,217,538	$(40,828,997)	$3,915,492

The accompanying notes are an integral part of these statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from June 9, 2003 (date of inception) to
	Year Ended September 30,			September 30,
	2008	2007	2006	2008

Cash flows from operating activities:
Net loss	$(10,286,939)	$(10,754,269)	$(10,189,587)	$(40,828,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	—	—	(35,283)
Impairment of asset	—	295,260	—	295,260
Gain on sale of assets	(756,469)	—	—	(756,469)
Other	—	—	(54,103	(55,614)
Depreciation and amortization expense	548,482	811,754	688,185	2,587,298
Short-term note issued for services	—	—	—	44,000
Common stock issued for services	—	—	—	931,500
Warrants issued for services	—	—	—	63,829
Stock-based employee compensation	2,610,921	2,520,432	2,014,476	7,811,543
Changes in operating assets and liabilities:
Increase in accounts receivable — related party	—	—	—	(40,819)
Decrease in note receivable	—	385,839	—	385,839
(Increase) Decrease in prepaid expenses	(27,512)	1,314	249,460	105,289
Increase (Decrease) in accounts payable	(178,055)	198,447	(226,181)	511,006
Increase (Decrease) in accrued liabilities	218,893	(336,475)	325,627	450,678
Increase in other assets	11,418	(37,912)	—	(26,494)
Increase in other liabilities	89,992	45,539	—	135,531

Net cash used in operating activities	(7,769,269)	(6,870,071)	(7,192,123)	(28,421,903)

Cash flows from investing activities:
Payments to purchase property and equipment	(39,898)	(1,496,985)	(636,930)	(3,357,502)
Proceeds from sale of assets	851,617	—	—	872,574
Payments to purchase intangibles	(290,504)	(132,644)	(178,170)	(1,031,762)
Payments to purchase other assets	—	—	(28,415)	(419,504)
Payments issued for note receivable	—	—	—	(300,783)
Payments issued for note receivable — related party	—	—	—	(56,784)
Net cash used in investing activities	521,215	(1,629,629)	(843,515)	(4,293,761)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,100,265	10,757,455	6,089	36,839,575
Repurchase of common stock	—	—	(11,817)	(1,511,817)
Proceeds from issuance of convertible notes	—	—	—	553,500
Repayments of notes payable	(17,997)	(87,412)	(171,694)	(869,451)
Proceeds from borrowings under loan agreements — related parties	—	—	—	23,195
Repayment of borrowings under loan agreements — related parties	—	—	—	(23,195)

Net cash provided (used in) by financing activities	5,082,268	10,670,043	(177,422)	35,011,807

Net increase (decrease) in cash and cash equivalents	(2,165,786)	2,170,343	(8,213,060)	2,296,143

Cash and cash equivalents — beginning of period	4,461,929	2,291,586	10,504,646	—
Cash and cash equivalents - end of period	$2,296,143	$4,461,929	$2,291,586	$2,296,143

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,615	$6,771	$12,339	$57,948

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$107,785	$112,869	$253,985	$586,629
Common stock issued as consideration for account payable	—	—	—	6,000
Common stock issued as consideration for note payable	—	—	—	50,000
Related party note receivable exchanged for property and equipment	—	—	—	56,783
Note payable converted into common stock	—	—	—	553,500
Property and equipment acquired with assumed liabilities	—	—	—	479,610
Intangibles acquired with assumed liabilities	—	—	—	757,792
Property and equipment acquired with note payable	—	—	30,487	30,487
Short-term investment reclassified from other assets	—	—	385,839	385,839
Property and equipment reclassified from other assets	—	—	19,015	19,015

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

PDTI is devoting substantially all of its efforts to product development, commercializing the PID technology and recruiting personnel. PDTI has substantially funded its operations with proceeds from the issuance of common stock. In the course of its development activities, PDTI has sustained operating losses and expect such losses to continue into fiscal 2009. PDTI will finance its operations primarily through cash and cash equivalents on hand, through cashflow from operations if PDTI is able to successfully engage in commercial operations that generate revenue, and other potential capital raising transactions. However, PDTI has yet to generate any revenues, and have no assurance of future revenues. To management’s knowledge, no company has yet marketed a salable product using the PID technology. Even if marketing efforts are successful, substantial time may pass before revenues are realized.

In management’s opinion, based on available cash and cash equivalents on hand as of September 30, 2008, we do not have the ability to maintain sufficient liquidity to meet our working capital and capital expenditure requirements for the next 12 months.  Management must raise additional outside capital in order to improve our liquidity position.  Our continued existence depends on the successful development of the PID technology and our ability to successfully commercialize this technology and to raise additional outside capital.

2.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the condensed consolidated financial statements, for the fiscal year ended September 30, 2008, the Company reported a net loss of approximately $10.3 million, as compared to a net loss of approximately $10.8 million for the fiscal year ended September 30, 2007.  The condensed consolidated financial statements also show an accumulated deficit of approximately $40.8 million from inception (June 9, 2003) through the fiscal year ended September 30, 2008.

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

Net Loss Per Share

The Company has presented basic and diluted net loss per share pursuant SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities for the years ended September 30, 2008, 2007 and 2006 that have been excluded are 2,081,796, 1,063,474and 1,276,624, respectively.

The following is the calculation of basic and diluted weighted average shares outstanding and net loss per share for each of the years and periods ending September 30:
				Period from
				June 9, 2003
				(date of
				inception) to
	Year Ended September 30,			September 30,
	2008	2007	2006	2008

Net loss (numerator):
Net loss — basic and diluted	$(10,286,939)	$(10,754,296)	$(10,189,587)	$(40,828,997)

Weighted average shares (denominator):
Weighted average shares — basic and diluted	32,490,392	30,185,030	24,520,619	27,173,234

Net loss per share:
Basic and diluted	$(0.32)	$(0.36)	$(0.42)	$(1.50)

Recent Accounting Pronouncements

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

4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at September 30:

	2008	2007

Office furniture and equipment	$278,350	$270,687
Machines and equipment	1,813,816	2,073,205
Leasehold Improvements	243,164	217,423

Total cost of property and equipment	2,335,330	2,561,315

Construction in Progress	—	—

Less: accumulated depreciation	(1,121,412)	(1,694,147)

Total property and equipment, net	$1,213,918	$867,168

For the fiscal years ended September 30, 2008, 2007 and 2006, depreciation expense totaled $497,998, $761,270 and $637,701, respectively.

5. INTANGIBLE ASSETS

The following is a summary of intangibles, at cost less accumulated amortization, at September 30:

	2008	2007

Intangibles, at cost	$1,789,548	$1,499,043
Less: accumulated amortization	(237,282)	(186,797)

Total intangibles, net	$1,552,266	$1,312,246

During fiscal years 2008 and 2007, the Company incurred direct cost of $290,504 and $132,640, respectively, for patents filed but not issued.

The estimated amortization expense for each of the five succeeding years following September 30, 2008 is $50,000.

For the years ended September 30, 2008, 2007 and 2006, amortization expense totaled $50,484, $50,484 and $50,484, respectively.

6. SHORT-TERM NOTES

The following is a table of PDTI’s short-term obligations at September 30:

	2008	2007

Short-term note at 6.40% interest, unsecured with monthly principal and interest payments of $12,298	84,277	—

Short-term note at 6.5% interest, unsecured with monthly principal and interest payments of $12,883	—	88,258

Total short-term notes payable	$84,277	$88,258

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30:

	2008	2007

Payroll and related expenses	$29,795	$31,001
Professional fees	17,163	30,196
Audit fees	—	32,342
Research and development expense	77,270	10,228
Property and payroll taxes	103,074	—
Other accrued costs	126,579	31,221

Total accrued liabilities	$353,881	$134,988

8. LONG-TERM DEBT

Long-term debt consists of the following at September 30:

	2008	2007

Note payable to a bank in monthly installments of $954, including interest at 7.90%, due in February 2009, secured by a vehicle	4,676	15,800

Note payable to a bank in monthly installments of $515, including interest at 12.60%, due in September 2012, secured by phone system	19,356	22,248

Less: current portion	(8,651)	(13,511)

Total long-term debt	$15,381	$24,537

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

At September 30, 2008 and 2007, the Company had 35,763,932 and 31,629,901 shares of common stock outstanding, respectively. Common stock reserved for issuance consists of the following at September 30:

	2008	2007

Exercise of stock options	3,981,575	4,063,375
Exercise of warrants	1,779,141	1,791,141
Future grants of stock options and restricted stock	666,500	1,215,500

Total common stock reserved for issuance	6,427,216	7,070,016

10. STOCK OPTIONS AND WARRANTS

Stock Options

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2004 Plan allow for the issuance of up to 3,500,000 shares of common stock pursuant to awards under this plan. As of September 30, 2008, the Company had 1,250 awards available for grant under the 2004 Plan. Under the 2004 Plan, the exercise price of each option equals the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of PDTI.  Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock.  As of September 30, 2008, the Company had 33,500 shares of common stock available for issuance pursuant to awards under the 2005 Plan. Under the 2005 Plan, the exercise price of each option equals the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2007, the shareholders adopted the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2007 Plan allow for the issuance of up to 1,500,000 shares of common stock pursuant to awards under this plan. As of September 30, 2008, the Company had 631,750 awards available for grant under the 2007 Plan. Under the 2007 Plan, the exercise price of each option equals the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan and for the 2007 Plan for the years ended September 30, 2008 and 2007 was $2,610,921 and $2,520,432, respectively. Stock-based employee compensation expense for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan since inception (June 9, 2003) to September 30, 2008 was $7,811,543.

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

Summarized Information for Stock Options and Warrants

The following is a summary of all stock option and warrant activity for fiscal years 2008 and 2007:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at September 30, 2006	4,267,000	$1.66	1,265,141	$1.91

Granted	251,250	3.28	1,500,000	—
Exercised	(343,500)	0.12	(974,000)	1.92
Forfeited	(115,375)	4.20	—	—

Outstanding at September 30, 2007	4,059,375	$1.82	1,791,141	$3.02

Granted	175,000	2.21	—	—
Exercised	(212,300)	0.12	(12,000)	0.45
Forfeited	(40,500)	4.38	—	—

Outstanding at September 30, 2008	3,981,575	$1.89	1,779,141	$1.99

Exercisable at September 30, 2008	3,564,493	$1.71	1,779,141	$1.99

The weighted average fair value of an option to purchase one share of common stock granted during fiscal years 2008 and 2007 was $2.21 and $3.28, respectively. The fair value of each stock option and warrant granted is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Weighted Average Assumption for Options Granted		Weighted Average Assumption for Warrants Granted
	2008	2007	2008	2007

Risk-free interest rate	3.0%	4.7%	N/A	N/A

Expected volatility	70.3%	74.2%	N/A	N/A

Dividend yield	None	None	N/A	N/A

Expected life	5.6 years	9.2 years	N/A	N/A

The following table summarizes information about stock options outstanding and exercisable at September 30, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price

$0.12 to $1.75	2,547,700	5.7 years	$0.47	2,547,700	$0.47
$1.76 to $6.73	1,433,875	7.4 years	$4.42	1,016,793	4.82
	3,981,575	6.3 years	$1.89	3,564,493	$1.00

The following table summarizes information about warrants outstanding and exercisable at September 30, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number of Shares Underlying Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price

$0.12 to $3.25	1,779,141	3.3 years	$1.99	1,779,141	$1.99

The following table presents information about stock options and warrants granted during the year indicated where the exercise price of some stock options and warrants differed from the market price of the Company’s stock on the grant date:

	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price

Year ended September 30, 2008
Exercise price equals market value	175,000	$2.21	—	$—
Exercise price greater than market value	—	—	—	—
Exercise price less than market value	—	—	—	—

	175,000	$2.21	—	$—

Year ended September 30, 2007
Exercise price equals market value	251,250	$3.28	—	$—
Exercise price greater than market value	—	—	—	—
Exercise price less than market value	—	—	—	—

	251,250	$3.28	—	$—

11. INCOME TAXES

For the year ended September 30, 2008, there were permanent and temporary differences of approximately $18,000 and $1,546,000, respectively, which decreased the tax loss for the current year.

At September 30, 2008, the Company has cumulative federal net operating loss carryforwards of approximately $33,476,000 which expire in years 2009 through 2027. No benefit has been recorded in the financial statements for the net operating loss carryforwards as the future tax benefit from such net operating loss carryforwards is more likely than not ensured at this time. Accordingly, the deferred tax asset associated with the net operating loss carryforwards have been fully offset by a valuation allowance.  The valuation allowance increased approximately $ 4,017,000 from September 30, 2007 to September 30, 2008 due primarily to the book loss generated during the year the utilization of which is not reasonably ensured.

Deferred tax assets consisted of the following at September 30, 2008 and 2007:

	2008	2007

Deferred tax asset:
Net operating loss carryforward	$12,683,936	$9,192,374
Intangibles	31,296	31,296
Stock warrants exercised	834,807	834,807
Property and equipment	227,704	122,788
Stock-based compensation	2,513,832	1,626,119
Deferred tax liability:
Stock Warrants	(203,351)	(203,351)
Intangibles	(560,247)	(338,743)
Property and equipment	(245,349)	—)

Deferred tax asset	15,282,628	11,265,290

Valuation allowance	(15,282,628)	(11,265,290)

Net deferred tax asset	$—	$—

Due to the losses that have occurred since the Company’s inception, no statutory rate reconciliation of the Company’s tax rate is disclosed nor discussed within this footnote.

As discussed in Footnote 3, we adopted FIN 48 and, as a result, there was no effect on our financial statements.  FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There are no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized as of the date of adoption or for the fiscal year ended September 30, 2008.

We filed our income tax return for the tax year ended September 30, 2007.  The tax years ended September 30, 2006 and September 30, 2007 are open for examination by the U.S. and State taxing authorities.  The Company anticipates recording no tax benefit for the year, based upon management’s assessment that the realization of the anticipated financial loss for the year is not at this point reasonably assured; accordingly, no benefit has been recorded for the three months ended December 31, 2008.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rent expense with respect to our lease commitments for the year ended September 30, 2008 was $442,196. The Company is obligated under a non-cancellable operating lease for the Company’s new facility in Houston, Texas. Future minimum payments required under these leases as of September 30, 2008 are as follows:

Year Ending September 30:
2009	$432,257
2010	453,257
2011	502,757
2012	460,861
2013	—

Total minimum lease payments	$1,849,132

Royalty Agreements

In January 2004, PDTI entered into a Royalty Agreement with PSI whereby PDTI will be required to pay PSI a royalty on a quarterly basis equal to 18% of the earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with PSIL whereby PDTI will be required to pay PSIL a royalty on a quarterly basis equal to 2% of EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, PDTI will be required to pay CCORE, PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of PDTI’s quarterly gross revenue derived from the use of the PID technology. PDTI has no revenues or EBITDA; therefore no royalties have been paid or accrued as of September 30, 2008.

Litigation

The Company may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. The Company regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of September 30, 2008, there were no threatened or pending legal matters that would have a material impact on the Company’s results of operations, financial position or cash flows.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(Unaudited)

	Fiscal 2008 Quarter Ended
	December 31	March 31	June 30	September 30	Year

Year ended September 30, 2008:
Revenues	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—
Loss from operations	(3,259,917)	(2,339,338)	(2,539,614)	(2,229,343)	(10,368,212)
Net loss	(3,226,536)	(2,329,074)	(2,518,589)	(2,212,740)	(10,286,939)
Net loss per share - basic and diluted	$(0.10)	$(0.08)	$(0.07)	$(0.06)	$(0.32)

	Fiscal 2007 Quarter Ended
	December 31	March 31	June 30	September 30	Year

Year ended September 30, 2007:
Revenues	$—	$—	$—	$—	$—
Gross profit	—	—	—	—	—
Loss from operations	(2,963,387)	(3,521,923)	(2,470,639)	(2,176,033)	(11,131,982)
Net loss	(2,838,461)	(3,409,799)	(2,390,167)	(2,115,842)	(10,754,269)
Net loss per share - basic and diluted	$(0.10)	$(0.11)	$(0.08)	$(0.07)	$(0.36)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive and principal financial officers, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None Applicable

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The following table shows information regarding our directors and executive officers. All of the persons named below other than Messrs Dunn and Flannery became officers and directors of our company in January 2005, following our acquisition of PDTI.  Each of our directors serve one-year terms, until their successor shall here been elected and qualified or until their earlier death or resignation.

Name	Age (1)	Position with PDTI

Ken R. LeSuer	73	Chairman of the Board and Director
Jim B. Terry	55	President, Chief Executive Officer and Director
J. Chris Boswell	47	Senior Vice President, Chief Financial Officer and Treasurer
Thomas E. Hardisty	47	Senior Vice President of Corporate Development and Secretary
Gordon Tibbitts	61	Vice President of Technology
John D. Schiller, Jr.	49	Director
Michael S. Mathews	68	Director
Hugh A. Menown	50	Director
Byron Dunn	51	Director (2)
Kevin Flannery	64	Director (3)

[Missing Graphic Reference]
(1) As of October 31, 2008

(2) Was appointed as a director of our company in November 2007

(3) Was appointed as a director of our company in March 2008

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

Mr. Schiller is currently a member and Past Chairman of the Texas A&M Petroleum Engineering Industry Board, as well as the TAMU Dwight Look College of Engineering External Advisory and Development Council. Mr. Schiller graduated with honors from Texas A&M University with a Bachelor of Science in Petroleum Engineering in 1981. Mr. Schiller is a member of the Company’s nominating and governance committee.

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

Hugh A. Menown has served as a Director of PDTI since June 2004. Mr. Menown has over 28 years of experience in mergers & acquisitions, auditing and managerial finance. In May 2007, Mr. Menown joined Energy XXI (Bermuda) Limited as the Chief Accounting Officer and was appointed Chief Information Officer in July 2008. From January 2006 to May 2007, Mr. Menown worked as an independent consultant. From June 1999 through December 2005, Mr. Menown worked with Quanta Services, Inc. (“Quanta”) (NYSE: PWR) as a financial consultant. Mr. Menown performed due diligence on a number of Quanta’s acquisitions and has served as Chief Financial Officer for two of their operating companies, most recently North Houston Pole Line, L.P. located in Houston, Texas. Prior to serving as a financial consultant to Quanta, Mr. Menown was a Partner in the Houston office of PricewaterhouseCoopers, LLP where he led the Transaction Services Practice providing due diligence, mergers & acquisition advisory and strategic consulting to numerous clients in various industries. Mr. Menown also worked in the Business Assurance Practice providing audit and related services to clients.

Mr. Menown is a Certified Public Accountant.

Kevin Flannery has served as a Director since March 2008.  Mr. Flannery has been the President and Chief Executive Officer of Whelan Financial Corp. since 1992.  At Whelan Financial Corp., Mr. Flannery is engaged in corporate advisory work, including serving as Chairman of the Stockholder’s Committee of Tesoro Petroleum Corp.  In addition to his role at Whelan, Mr. Flannery served as the Chairman and Chief Executive Officer of RoweCom, Inc. from January 2003 until October 2004 and as Chairman and Chief Executive Officer of Telespectrum Worldwide Inc. from April 2002 until October 2004.  Mr. Flannery is currently Chairman and Chief Executive Officer of Rehrig United, Inc. and has served as Vice Chairman of Texas Petrochemical LP since May 2004 Mr. Flannery was formerly a member of the New York Stock Exchange Allocation Committee.

Byron Dunn has served as a Director since November 2007.  Mr. Dunn has served as the President and Chief Executive Officer of IDM Group since December 2007.  From September 2005 to December 2007, Mr. Dunn has served as Senior Vice President, Corporate Development of Harvest Natural Resources, Inc., an independent energy company engaged in the acquisition, development, production and disposition of oil and natural gas properties. Mr. Dunn previously served on Harvest’s Board of Directors and was a member of the Audit and Compensation committees.   From 2003 through 2005, Mr. Dunn was with National Oilwell, Inc., as Vice President, Corporate Business Development. In that capacity he chaired the National Oilwell/Varco integration team, served as President of Eastern Hemisphere Rig Solutions, and Chairman of the Board of TTS Marine ASA, a Bergen Norway ship’s equipment manufacturer. From 1997 to 2003, Mr. Dunn held increasingly responsible roles in UBS global energy and power investment banking group. Earlier in his career, Mr. Dunn was Manager of Upstream Business Development and Acquisitions for Phibro Energy and production and reservoir engineer for Chevron USA.   Mr. Dunn holds a Bachelor of Science degree in Chemical Engineering from the Illinois Institute of Technology, a Master of Business Administration degree with a specialization in finance from the University of Chicago, and is a Chartered Financial Analyst. Mr. Dunn is a member of the Board of Directors of Citizens National Bank.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during the fiscal year ended September 30, 2008 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2008, and any representations furnished to us that no Form 5 is required, we believe that all such forms required to be filed were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended September 30, 2008, except a late Form 4 filed by Ken LeSuer on May 7, 2008, two late Form 4’s filed by Hugh Menown on May 7, 2008, two late Form 4’s filed by Michael Mathews on March 20, 2008 and May 7, 2008, one late Form 4 filed by Jim Terry and Gordon Tibbitts each on December 10, 2008.

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

    Administration

Our executive compensation program is administered by the Compensation Committee, which is comprised of Messrs. LeSuer, Flannery and Menown.  Mr. Schiller served on our Compensation Committee until his resignation on May 7, 2008.  Mr. LeSuer is the Chairman of the Compensation Committee.  The Board of Directors has determined that Messrs. LeSuer, Flannery and Menown satisfy the independence requirements as defined by the listing standards of the NASDAQ and Rule 16b-3 under the Securities Exchange Act of 1934.

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

Annual Incentive Compensation.   We provide incentive compensation to our executive officers and key employees in the form of annual cash bonuses that are paid on a discretionary basis and are based upon financial and operational achievements during the preceding fiscal year.   Our annual incentive compensation program is primarily intended to motivate our executive officers to achieve certain short-term strategic objectives established by the Compensation Committee on an annual basis.  We also believe our annual incentive compensation program is an important part of our overall compensation program to attract and retain executive talent as discussed above.  In 2007, the Bonus Plan, as approved by the Compensation Committee, set forth certain objectives for management revolving around the commercialization of the PID technology and the development of a new particle injection system.  The 2008 Bonus Plan, which has been approved by the Compensation Committee, also sets forth objectives for management that revolve around the commercialization of the PID technology, achieving first revenue and generating positive cash flow from the business.  For fiscal 2008, the Compensation Committee exercised its discretion and determined that the Company was not in a financial position to pay cash bonuses even though some performance evaluation criteria had been met. As such, no bonuses were paid for 2008 to our executive officers.

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

During fiscal 2008, the Compensation Committee awarded restricted shares as reflected in the table below. A total of 827,000 restricted shares and 295,000 options have been awarded to named executive officers during the last three fiscal years.

2008
Name	Restricted Shares (1)
Jim B. Terry	150,000
J. Chris Boswell	—
Thomas E. Hardisty	—
Gordon Tibbitts	20,000

(1)                Restrictions lapse in one-third increments on each of the first, second and third anniversaries of the date of grant, June 23, 2008.

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

Benefits.   Our executive officers may also participate in our 401(k) plan on the same terms as other employees for which we automatically contribute 3% of the employee’s base salary.  We also offer medical, dental and term life insurance.  In addition, Messrs. Terry, Boswell, Hardisty, and Tibbitts each have life insurance policies for which we pay the annual premiums of $9,920, $2,870, $2,975, and $1,903, respectively.

Determination of fiscal 2009 Annual Base Salary and Incentive Bonus Potential

During fiscal 2008, the Compensation Committee also considered whether adjustments should be made to the base salaries and incentive bonus potential for the named executive officers for fiscal 2009. The Compensation Committee adjusted each named executive officer’s base salary and incentive bonus potential based on individual performance, market conditions and the other factors discussed above. The following table sets forth the 2009 base salaries and incentive bonus potential (as a percentage of base salary) for the named executive officers.

Name	Title	Fiscal 2009 Base Salary	Maximum Fiscal 2009 Incentive Bonus Potential (as a % of Base Salary)
Jim B. Terry	President and Chief Executive Officer Senior Vice President and Chief	$277,200	100%
J. Chris Boswell	Financial Officer Senior Vice President of Business	254,100	80%
Thomas E. Hardisty	Development	207,900	80%
Gordon Tibbitts	Vice President of Technology	165,000	80%

Allocation of Compensation between Short and Long-Term Benefits and between Restricted Stock and Options

The Compensation Committee generally allocates the compensation program for our executive officers and key employees between equity-based and non-equity-based compensation in order to balance the policies of supporting long-term performance measures while rewarding yearly performance goals. In evaluating whether or not to make awards of equity-based long-term compensation during fiscal 2008, the Compensation Committee considered the amount of equity already held by our executive officers.  Because each of Messrs. Boswell and Hardisty were founders or executive officers of our company near the time it was founded, each of them already had significant equity ownership positions in our company as of September 30, 2008.  Mr. Terry, on the other hand, became an executive officer of our company in January 2006.  Therefore, the Compensation Committee exercised its discretion to make awards of equity-based long-term compensation to Mr. Terry.  The Compensation Committee also exercised its discretion to make awards of equity-based long-term compensation to Mr. Tibbitts as Mr. Tibbitts had no such previous awards granted to him.

    Set forth below is the percentage of short-term to long-term benefits given to Messrs. Terry, Boswell, Hardisty and Tibbitts based on the fiscal 2008 Summary Compensation Table reflecting the determinations of the Compensation Committee described in the preceding paragraph.

Name	Short-Term Benefits(1)	Long-Term Benefits(2)	Total
Jim B. Terry	39%	61%	100.0%
J. Chris Boswell	97%	3%	100.0%
Thomas E. Hardisty	97%	3%	100.0%
Gordon Tibbitts	72%	28%	100.0%

 (1)                 Short-Term Benefits include salary and insurance premiums paid.
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

The Compensation Committee

Ken R. LeSuer, Chairman	Hugh A. Menown	Kevin Flannery

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation of our named executive officers for fiscal years 2007 and 2008.   Additional details regarding the applicable elements of compensation in the Summary Compensation Table are provided in the footnotes following the table.

Name and Principal Position	Fiscal Year	Salary ($)	Restricted Stock Awards ($)		Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Jim B. Terry	2008	248,511	397,500	(2)	—	17,376	(3)	663,387
President and Chief Executive Officer	2007	238,707	1,161,250		138,000	19,332	(3)	1,557,289

J. Chris Boswell	2008	227,803	—		—	18,102	(3)	245,905
Senior Vice President, Chief Financial Officer and Treasurer	2007	218,816	—		—	19,393	(3)	238,209

Thomas E. Hardisty	2008	186,383	—		—	8,566	(3)	194,949
Senior Vice President of Corporate Development and Secretary	2007	179,032	—		—	9,517	(3)	188,549

Gordon Tibbitts	2008	147,923	53,000	(4)	—	6,340	(3)	207,263
Vice President of Technology	2007	143,462	—		—	7,323	(3)	150,785

(1)
Please see the discussion of the assumptions made in the valuation of this award in the financial statements and footnotes to the financial statements of the Annual Report on Form 10-K filed with the SEC on December 13, 2007.  We adopted the fair value recognition provisions of SFAS No. 123(R) effective June 15, 2005.  Under the SFAS No. 123(R), we recorded compensation expense in our Audited Consolidated Financial Statements for the year ended September 30, 2007 and 2008 with respect to the award included in this table.  See “Note 3 Summary of Significant Accounting Policies” in the financial statements of this Annual Report on Form 10-K for further discussion of the accounting treatment for these options.

(2)
Represents 150,000 shares of restricted stock valued at $2.65 per share, the average of the high and low prices of our common stock on the NASDAQ Capital Market on June 23, 2008, the day of the grant.  On September 30, 2008, the restricted stock granted to Mr. Terry in fiscal 2008 had a value of $30,000 based on the closing price of our

common stock of $0.20 per share on the NASDAQ Capital Market.   The restricted stock granted to Mr. Terry vests 33% on each anniversary of the date of grant for the shares granted on June 23, 2008.  We do not currently pay dividends on our common stock; however, we would pay dividends on the restricted stock should our dividend policy change and we declared a dividend on our common stock.

(3)
Represents company matching contributions pursuant to our 401(k) plan and the dollar value of insurance premiums paid by our company with respect to term life insurance for the benefit of the named executive officer.

(4)
Represents 20,000 shares of restricted stock valued at $2.65 per share, the average of the high and low prices of our common stock on the NASDAQ Capital Market on June 23, 2008, the day of the grant.  On September 30, 2008, the restricted stock granted to Mr. Tibbitts in fiscal 2008 had a value of $4,000 based on the closing price of our common stock of $0.20 per share on the NASDAQ Capital Market.   The restricted stock granted to Mr. Tibbitts vests 33% on each anniversary of the date of grant for the shares granted on June 23, 2008.  We do not currently pay dividends on our common stock; however, we would pay dividends on the restricted stock should our dividend policy change and we declared a dividend on our common stock.

Grants of Plan Based Awards

		Estimated Future Payouts Under			All Other Stock Awards: Number of		All Other Option Awards: Number of Securities	Exercise or Base Price	Closing Market Price of Common	Grant Date Fair Value of Stock and
		Equity Incentive Plan Awards			Shares of Stock		Underlying	of Option	Stock	Option
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	or Units (#)		Options (#)	Awards ($ / Sh)	Awards ($ / Sh)	Awards (1)($)
Jim B. Terry	6/23/08	—	—	—	150,000	(2)	—	—	2.65	394,500
J. Chris Boswell	—	—	—	—	—		—	—	—	—
Thomas E. Hardisty	—	—	—	—	—		—	—	—	—
Gordon Tibbitts	6/23/08	—	—	—	20,000	(3)	—	—	2.65	53,000

(1)
We adopted the fair value recognition provisions of SFAS No. 123(R) effective June 15, 2005.  Accordingly, the grant date fair value for the award made in fiscal 2008 is calculated in accordance with SFAS 123(R).

(2)
Effective June 23, 2008, Mr. Terry received 150,000 shares of restricted stock, pursuant to the 2007 Stock Incentive Plan, vesting over three years, 33% on each anniversary of the grant date in each of 2009, 2010, and 2011.

(3)
Effective June 23, 2008, Mr. Tibbitts received 20,000 shares of restricted stock, pursuant to the 2007 Stock Incentive Plan, vesting over three years, 33% on each anniversary of the grant date in each of 2009, 2010, and 2011.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to gain an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

Employment Agreements

Employment Agreement of Jim B. Terry.    Mr. Terry entered into an employment agreement effective as of January 23, 2006.  This agreement has a three-year term that is automatically extended for successive one-year periods following the end of the initial three-year term unless otherwise terminated by delivery of written notice by either party no less than 90 days prior to the first day of any one-year extension period.  No such notice of termination of Mr. Terry’s employment agreement has been delivered and, therefore, the agreement will be extended for a one year term effective January 23, 2009.  The agreement provides that Mr. Terry will serve as our Chief Executive Officer and President.  Under the terms of the agreement, Mr. Terry will receive an annual base salary of $240,000, which may be further increased at the sole discretion of the Compensation Committee.  We may decrease Mr. Terry’s base salary only with the prior written consent of Mr. Terry.  Mr. Terry is also eligible to participate in our annual bonus incentive plan as approved by the Compensation Committee or the Board of Directors in amounts approved by and based on criteria established by the Compensation Committee.  Mr. Terry will also be eligible to participate, in the sole discretion of the Compensation Committee, in any long-term incentive arrangements we make available to our executive officers from time to time.  Finally, Mr. Terry will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, four weeks of paid vacation each calendar year, and participation by Mr. Terry and his spouse and dependents in all benefits, plans and programs available to our executive employees.  We have also agreed to use reasonable efforts to obtain life insurance for Mr. Terry in the amount of $500,000.

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

Employment Agreement of J. Chris Boswell.    Mr. Boswell entered into an employment agreement that was effective as of February 1, 2006.  This agreement, which replaced his previous employment agreement, has a three-year term that is automatically extended for successive one-year periods following the end of the initial three-year term unless otherwise terminated by delivery of written notice by either party no less than 90 days prior to the first day of any one-year extension period.  No such notice of termination of Mr. Boswell’s employment agreement has been delivered and, therefore, the agreement will be extended for a one year term effective February 1, 2009.  The agreement provides that Mr. Boswell will serve as Chief Financial Officer and Senior Vice President.  Under the terms of the agreement, Mr. Boswell will receive an annual base salary of $220,000, which may be further increased at the sole discretion of the Compensation Committee.  We may decrease Mr. Boswell’s base salary only with the prior written consent of Mr. Boswell.  Mr. Boswell is also eligible to participate in our annual bonus incentive plan as approved by the Compensation Committee or the Board of Directors in amounts approved by and based on criteria established by the Compensation Committee.  Mr. Boswell will also be eligible to participate, in the sole discretion of the Compensation Committee, in any long-term incentive arrangements we make available to our executive officers from time to time.  Finally, Mr. Boswell will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, four weeks of paid vacation each calendar year, and participation by Mr. Boswell and his spouse and dependents in all benefits, plans and programs available to our executive employees.  We have also agreed to use reasonable efforts to obtain life insurance for Mr. Boswell in the amount of $500,000.

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

Employment Agreement of Thomas E. Hardisty.    Mr. Hardisty entered into an employment agreement that was effective as of February 1, 2006.  This agreement, which replaced his previous employment agreement, has a three-year term that is automatically extended for successive one-year periods following the end of the initial three-year term unless otherwise terminated by delivery of written notice by either party no less than 90 days prior to the first day of any one-year extension period.  No such notice of termination of Mr. Hardisty’s employment agreement has been delivered and, therefore, the agreement will be extended for a one year term effective February 1, 2009.  The agreement provides that Mr. Hardisty will serve as a Senior Vice President.  Under the terms of the agreement, Mr. Hardisty will receive an annual base salary of $180,000, which may be further increased at the sole discretion of the Compensation Committee.  We may decrease Mr. Hardisty’s base salary only with the prior written consent of Mr. Hardisty.  Mr. Hardisty is also eligible to participate in our annual bonus incentive plan as approved by the Compensation Committee or the Board of Directors in amounts approved by and based on criteria established by the Compensation Committee.  Mr. Hardisty will also be eligible to participate, in the sole discretion of the Compensation Committee, in any long-term incentive arrangements we make available to our executive officers from time to time.  Finally, Mr. Hardisty will receive certain perquisites, including reimbursement in accordance with our standard policies and procedures of business and business-related business expenses and dues and fees to industry and professional organizations, four weeks of paid vacation each calendar year, and participation by Mr. Hardisty and his spouse and dependents in all benefits, plans and programs available to our executive employees.  We have also agreed to use reasonable efforts to obtain life insurance for Mr. Hardisty in the amount of $500,000.

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

Outstanding Equity Awards as of September 30, 2008

The following table provides information concerning unexercised options and restricted stock that have not vested for each named executive officer as of September 30, 2008:

	Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Unearned Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jim B. Terry	100,000	50,000	(5)	—	$6.73	1/23/2016	—		$—	—		$—
	25,000	50,000	(6)	—	2.85	10/24/2016	—		—	—		—
	—	—		—	—	—	50,000	(2)	10,000	—		—
	—	—		—	—	—	16,667	(3)	3,333	—		—
	—	—		—	—	—	150,000	(8)	30,000	—		—
	—	—		—	—	—	—		—	129,250	(4)	25,850
	—	—		—	—	—	—		—	200,000	(4)	40,000
	—	—		—	—	—	—		—	170,750	(4)	34,150
J. Chris Boswell	760,000	—		—	0.12	4/8/2014	—		—	—		—
	160,000	—		—	4.90	5/20/2015	—		—	—		—
	—	—		—	—	—	—		—	—		—
Thomas E. Hardisty	600,000	—		—	0.12	4/8/2014	—		—	—		—
	160,000	—		—	4.90	5/20/2015	—		—	—		—
	—	—		—	—	—	—		—	—		—
Gordon Tibbitts	350,000	—		—	0.12	4/8/2014	—		—	—		—
	46,667	23,333	(7)	—	4.50	10/3/2015	—		—	—		—
	—	—		—	—	—	20,000	(8)	4,000	—		—

(1)	Value based on the closing price of our common stock on September 30, 2008 ($0.20).

(2)	Restricted stock award restrictions lapse on January 23, 2009.

(3)	Restricted stock award restrictions lapse 1/2 on each of October 24, 2008 and 2009.

(4)
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

(5)	Option award vests on January 23, 2009.

(6)	Option award vests in 1/2 increments on October 24, 2008, and 2009.

(7)	Option award vests on October 3, 2008.

(8)	Restricted stock award lapses in 1/3 increments on June 23, 2009, 2010 and 2011.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Jim B. Terry	—	$—	58,333	$121,249
J. Chris Boswell	—	—	10,000	26,500
Thomas E. Hardisty	—	—	10,000	26,500
Gordon Tibbitts	—	—	—	—

(1)	Value realized represents the fair market value of the shares at the vest date.

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

Executive Benefits and Payments Upon Termination	Involuntary termination	Involuntary termination on change of control
Compensation:
Cash payment	$554,400	$591,900
Gross Up (1)	—	—
Vacation	21,323	21,323
Medical Benefits	31,414	31,414
Long-term incentives:
Stock Options: Unvested	25,000	25,000
Restricted Stock: Unvested	143,333	143,333
Total	$775,470	$812,970

    (1) As of  September 30, 2008, the amount of the termination benefit due under Mr. Terry’s employment contract would not trigger the excise tax imposed by Section 4999.

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
		Involuntary termination on change of control
Executive Benefits and Payments Upon Termination	Involuntary termination	Purchase price of $4 or more	Purchase price of less than $4
Compensation:
Cash payment	$600,000	$600,000	$950,000
Gross Up (1)	—	—	358,711
Vacation	19,546	19,546	19,546
Long-term incentives:
Stock Options: Unvested	—	—	—
Restricted Stock: Unvested	—	—	—
Total	$619,546	$619,546	$1,328,257

    (1) As of  September 30, 2008, the amount of the termination benefit due under Mr. Boswell’s employment contract would only trigger the excise tax imposed by Section 4999 if the company were to be sold for less than $4 per share.

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

		Involuntary termination on change of control
Executive Benefits and Payments Upon Termination	Involuntary termination	Purchase price of $4 or more	Purchase price of less than $4
Compensation:
Cash payment	$450,000	$450,000	$650,000
Gross Up (1)	—	—	227,887
Vacation	15,992	15,992	15,992
Long-term incentives:
Stock Options: Unvested	—	—	—
Restricted Stock: Unvested	—	—	—
Total	$465,992	$465,992	$893,879

    (1) As of  September 30, 2008, the amount of the termination benefit due under Mr. Hardisty’s employment contract would only trigger the excise tax imposed by Section 4999 if the company were to be sold for less than $4 per share.

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

Executive Benefits and Payments Upon Termination	Involuntary termination	Involuntary termination on change of control
Compensation:
Cash payment	$13,750	$13,750
Gross Up	—	—
Vacation	12,692	12,692
Long-term incentives:
Stock Options: Unvested	4,667	4,667
Restricted Stock: Unvested	4,000	4,000
Total	$35,109	$35,109

DIRECTOR COMPENSATION

The following table sets forth the compensation earned by our non-employee directors for the year ended September 30, 2008:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Len R. LeSuer	$47,000	$18,400	$31,500	—	—	$96,900
John D. Schiller, Jr.	31,250	9,200	15,750	—	—	56,200
Michael Mathews	40,750	9,200	15,750	—	—	65,700
Hugh A. Menown	41,000	9,200	15,750	—	—	65,950
Byron Dunn	32,000	19,250	98,000	—	—	149,250
Kevin Flannery	15,000	9,200	26,250	—	—	50,450

(1)	Based on the the average of the high and low market prices of our common stock on the NASDAQ Capital Market on the date of the grant.

(2)	Based on the fair value computed in accordance with FAS 123(R)

Jim Terry does not receive any compensation for his services as a member of our Board of Directors because he is also an officer.  We reimburse our directors for travel and lodging expenses in connection with their attendance at board and committee meetings.

Our Board of Directors adopted our current Board Compensation Package effective as of June 1, 2005.  Under the Board Compensation Package, our non-employee directors will receive an annual retainer of $20,000 and $1,500 for each formal Board meeting attended.  In addition, each non-employee director who is also a committee member will receive an annual committee retainer fee of $2,500 and $750 for each formal committee meeting attended.  Each non-employee director who is also a committee chair will receive an additional annual retainer of $2,500.  The Board Compensation Package also provides for annual equity compensation for each non-employee director consisting of 5,000 shares of our restricted common stock and an option for 15,000 shares of our common stock.  In addition, any new non-employee directors will be granted an option for 25,000 shares of our common stock as a one time award upon joining the Board of Directors.  In addition to receiving the compensation described above as a director, the Chairman of the Board will receive an annual retainer of $2,500, as well as an annual award of 5,000 shares of our restricted common stock and an option for 15,000 shares of our common stock.  All option awards will be non-qualified stock options and, together with all awards of restricted stock, will be issued pursuant to our equity compensation plans in effect at the time of the award and will be exercisable for a ten-year period from the date of grant of the award.  The restricted stock and option awards will vest in 50% installments on each anniversary of the date of grant of the award.  On September 16, 2008, the Board of Directors formed a special committee consisting of Messrs Mathews, Dunn and LeSuer to evaluate strategic alternatives for the Company.  The Board agreed to pay each member $1,000 for each meeting held by the special committee until an acceptable alternative has been identified.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2008, Messrs. LeSuer, Schiller, Flannery and Menown served on the Compensation Committee of our Board of Directors. None of Messrs. Flannery, LeSuer nor Menown has ever been an officer or employee of Particle Drilling Technologies, Inc.  Mr. Schiller served as our interim President and Chief Executive Officer from January 2005 until November 2005.  None of our executive officers serve as a member of the Board of Directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock of the company beneficially owned as of October 30, 2008 by (1) those persons or any group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by our company to beneficially own more than 5% of our common stock, (2) each named executive officer and director of our company, and (3) all directors and executive officers of our company as a group. For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of

1934. The following table includes shares of restricted stock of our company held by our executive officers and directors over which they have voting power but no investment power. The following percentage information is calculated based on 35,763,932 shares of common stock that were outstanding as of October 30, 2008. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to the shares beneficially owned by that person.

	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned
LC Capital Master Fund, Ltd.(1)	6,250,847		17.5%
Greywolf Capital Management LP(2)	3,706,964		10.4%
John D. Schiller, Jr. (3)	1,947,500	(4)	5.3%
Jim B. Terry	985,500	(5)	2.7%
Thomas E. Hardisty	1,606,000	(6)	4.4%
J. Chris Boswell	1,991,140	(7)	5.4%
Gordon Tibbitts	440,000	(8)	1.2%
Ken R. LeSuer	219,225	(9)	*
Michael S. Mathews	109,586	(10)	*
Hugh A. Menown	109,801	(10)	*
Kevin Flannery	29,172	(11)	*
Byron Dunn	23,980	(12)	*
Directors and executive officers as a group (9 persons)	7,461,904	(3)-(12)	19.0%

*	Less than 1%

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

(4)
Includes 75,000 shares of restricted stock and 822,500 shares of common stock that Mr. Schiller may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of the date of this Form 10-K.

(5)
Includes 825,000 shares of restricted stock and 200,000 shares of common stock that Mr. Terry may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of the date of this Form 10-K.

(6)
Includes 30,000 shares of restricted stock and 760,000 shares of common stock that Mr. Hardisty may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of the date of this Form 10-K.

(7)
Includes 30,000 shares of restricted stock and 920,000 shares of common stock that Mr. Boswell may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of the date of this Form 10-K.

(8)
Includes 20,000 shares of restricted stock and 420,000 shares of common stock that Mr. Tibbitts may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of this Form 10-K.

(9)
Includes 40,000 shares of restricted stock and 175,000 shares of common stock that Mr. LeSuer may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of this Form 10-K.

(10)
Includes 20,000 shares of restricted stock and 87,500 shares of common stock that each of Messrs. Mathews and Menown may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of this Form 10-K.

(11)	Includes 5,000 shares of restricted stock.

(12)
Includes 10,000 shares of restricted stock and 12,500 shares of common stock that Mr. Dunn may purchase upon exercise of stock options that are currently vested or will become vested within 60 days of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans.

             Incorporated by reference from “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

    As part of the Code of Business Conduct and Ethics, we have adopted procedures related to the identification of conflicts of interest including related party transactions. Any potential conflicts of interest including related party transactions are to be brought to the attention of the appropriate personnel. Senior management evaluates instances of potential conflicts, including related party transactions and in cases where the matter is deemed significant, consults with the Board of Directors.

Director Independence

Our Board of Directors has determined that Messrs. LeSuer, Schiller, Mathews, Menown, Flannery and Dunn are “independent,” as that term is defined by the rules of the NASDAQ. Prior to December 12, 2006, our Board of Directors had determined that Mr. Schiller was not independent. This was because Mr. Schiller served as interim President and Chief Executive Officer of our company and PDTI from December 2004 until November 14, 2005. During that time, Mr. Schiller received compensation in the form of additional grants of restricted stock for serving as an interim executive officer. Because of modifications to the NASDAQ rules in 2006 related to the definition of an independent director, our Board of Directors re-evaluated this determination with respect to Mr. Schiller in December 2006. As a result of this evaluation, our Board of Directors determined that Mr. Schiller is now an independent director under the rules and regulations of the NASDAQ. In making the independence determinations with respect to our directors, our Board of Directors considered transactions and relationships between each director or his immediate family and our company. The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent. The Board of Directors concluded that any such relationships and transactions during the past three years were not material and that any such transactions were at arm’s-length. As a result of this review, the Board of Directors affirmatively determined based on its understanding of such transactions and relationships that the directors named above, other than Mr. Terry, are independent of the Company under the standards set forth by NASDAQ.

During the fiscal year ended September 30, 2008, each of the directors who served on the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee were determined to have been independent by our Board of Directors.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered for the audit of our consolidated financial statements, audit of internal control over financial reporting, issuance of consents and the reviews of financial statements included in our annual reports on Form 10-K for the fiscal years ended September 30, 2008 and 2007 were $124,713 and $98,897, respectively. Our Audit Committee pre-approved all fees for professional services for the audit of our consolidated financial statements for the fiscal year ended September 30, 2008.

Audit-Related Fees

There were no audit-related services provided by our independent registered public accounting firm for the fiscal years ended September 30, 2008 and 2007.

Tax Fees

There were no tax services provided by our independent registered public accounting firm for the fiscal years ended September 30, 2008 and 2007.

All Other Fees

There were no other services provided by our independent registered public accounting firm for the fiscal years ended September 30, 2008 and 2007.

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

(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the fifteenth day of December, 2008.

PARTICLE DRILLING TECHNOLOGIES, INC

By	/s/ J. CHRIS BOSWELL
J. Chris Boswell
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the fifteenth day of December, 2008.

Signature	Title

/s/ KENNETH R. LESUER	Chairman of the Board and Director
Kenneth R. LeSuer

/s/ JIM TERRY	President and Chief Executive Officer
Jim Terry	(principal executive officer)

/s/ J. CHRIS BOSWELL	Senior Vice President, and Chief Financial Officer
J. Chris Boswell	(principal financial officer and principal accounting officer)

/s/ JOHN D. SCHILLER	Director
John. D. Schiller

/s/ MICHAEL S. MATHEWS	Director
Michael S. Mathews

/s/ HUGH A. MENOWN	Director
Hugh A. Menown

/s/ KEVIN FLANNERY	Director
Kevin Flannery
/s/ BYRON DUNN	Director
Byron Dunn

EXHIBIT INDEX

Exhibit No.	Description

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

3.4	Bylaws of the Company (Incorporated herein by reference to Exhibit 3.3 to our current report filed on Form 8-K dated January 20, 2005.)
3.5	Amendment to the Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to our Form 10-Q for the quarterly period ended March 31, 2008)
3.6	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K dated May 23, 2008).
4.1	Form of Rights Certificate (Incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K dated March 18, 2008).
4.2
Subscription Agent Agreement, dated March 7, 2008 by and among Particle Drilling Technologies, Inc., Computershare, Inc. and Computershare Trust Company, N.A. (Incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K dated March 18, 2008).

4.3
Rights Agreement, dated as of May 23, 2008, between Particle Drilling Technologies, Inc. and Computershare Trust Company, N.A., as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock, the forms of Right Certificate, Assignment and Election to Purchase, and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K dated May 23, 2008).

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

10.21
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

10.23†	2007 Bonus Plan. (Incorporated herein by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended December 31, 2006.)
10.24†	Particle Drilling Technologies, Inc. 2007 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended December 31, 2006.)
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

10.29	Bonus Plan for fiscal 2008 (Incorporated herein by reference by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.)
10.30
Standby Purchase Agreement dated March 7, 2008 by and among Particle Drilling Technologies, Inc., LC Capital Master Fund, Ltd. and Millennium Partners, L.P. (Incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K dated March 13, 2008).

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