Form 10-Q
period 2008-12-31
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2009-02-09
CIK 759153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of February 3, 2009 was 35,740,349.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2008

INDEX

Part I - Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited) at December 31, 2008 and September 30, 2008	3

	Consolidated Statements of Operations (Unaudited) - Three Months Ended December 31, 2008 and 2007, and from June 9, 2003 (date of inception) to December 31, 2008	4

	Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended December 31, 2008 and 2007, and from June 9, 2003 (date of inception) to December 31, 2008	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

Part II - Other Information		15

Item 1A.	Risk Factors	15

Item 6.	Exhibits	16

	Signatures	17

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,167,987	$2,296,143
Prepaid expenses	167,178	260,686

Total current assets	1,335,165	2,556,829

Property, plant & equipment, net	453,823	1,213,918

Intangibles, net	1,655,681	1,552,266

Other assets	41,144	41,144

Total assets	$3,485,813	$5,364,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$772,014	$850,944
Short-term notes payable	48,542	84,277
Current portion of long-term debt	5,989	8,651
Accrued liabilities	117,608	353,881

Total current liabilities	944,153	1,297,753

Long-term debt	14,310	15,381
Deferred rent	138,029	135,531

Commitments and contingencies - Note 8

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 38,743,435 shares issued and 35,740,349 shares outstanding at December 31, 2008, and 38,767,018 shares issued and 35,763,932 shares outstanding at September 30, 2008	38,744	38,768
Additional paid-in capital	46,711,173	46,217,538
Treasury stock at cost, 3,003,086 shares	(1,511,817)	(1,511,817)
Deficit accumulated during the development stage	(42,848,779)	(40,828,997)

Total stockholders’ equity	2,389,321	3,915,492

Total liabilities and stockholders’ equity	$3,485,813	$5,364,157

The accompanying notes are an integral part of these consolidated financial statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
			June 9, 2003
			(date of
			inception) to
	Three Months Ended December 31,		December 31,
	2008	2007	2008

Revenues	$—	$—	$—

Operating expenses:
Research and development	965,662	1,780,812	22,361,907
General and administrative	1,146,125	1,479,105	22,089,353
Impairment of asset	—	—	295,260
Gain on sale of assets	(86,971)	—	(843,440)

Total operating expenses	2,024,816	3,259,917	43,903,080

Loss from operations	(2,024,816)	(3,259,917)	(43,903,080)

Other income (expenses)
Interest income	6,866	35,704	949,457
Rental income - related party	—	—	73,727
Gain on debt extinguishment	—	—	35,283
Gain on assignment of lease - related party	—	—	55,614
Interest expense	(1,832)	(2,323)	(59,780)

Total other income	5,034	33,381	1,054,301

Net loss	$(2,019,782)	$(3,226,536)	$(42,848,779)

Net loss per common share, basic and diluted	$(0.06)	$(0.10)	$(1.79)

Weighted average number of common shares outstanding - basic and diluted	34,570,348	30,734,703	23,920,600

The accompanying notes are an integral part of these consolidated financial statements.

 PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			June 9, 2003
			(date of
	Three Months Ended December 31,		inception ) to December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(2,019,782)	$(3,226,536)	$(42,848,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	—	(35,283)
Impairment of asset	—	—	295,260
Gain on assignment of lease - related party	—	—	(55,614)
Gain on sale of assets	(86,971)	—	(843,440)
Depreciation and amortization expense	96,262	166,855	2,683,560
Short-term note issued for services	—	—	44,000
Common stock issued for services	—	—	931,500
Warrants issued for services	—	—	63,829
Stock-based employee compensation	493,611	713,958	8,305,154
Changes in operating assets and liabilities:
Decrease in note receivable	—	—	385,839
(Increase) in accounts receivable - related party	—	—	(40,819)
(Increase) Decrease in prepaid expenses	93,508	(7,804)	198,797
Increase (Decrease) in accounts payable	(78,930)	67,551	432,076
Increase (Decrease) in accrued liabilities	(236,273)	437,060	214,405
(Increase) Decrease in other assets	—	2,018	(26,494)
Increase in other liabilities	2,498	35,499	138,029

Net cash used in operating activities	(1,736,077)	(1,811,399)	(30,157,980)

Cash flows from investing activities:
Payments to purchase property and equipment	(76,575)	(26,726)	(3,434,077)
Proceeds from sale of property and equipment	840,000	—	1,712,574
Payments to purchase intangibles	(116,036)	(35,294)	(1,147,798)
Payments to purchase other assets	—	—	(419,504)
Payments issued for note receivable	—	—	(300,783)
Payments issued for note receivable - related party	—	—	(56,784)

Net cash provided by (used in) investing activities	647,389	(62,020)	(3,646,372)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,200	36,839,575
Repurchase of common stock	—	—	(1,511,817)
Proceeds from issuance of convertible notes	—	—	553,500
Repayments of notes payable	(39,468)	(40,725)	(908,919)
Proceeds from borrowings under loan agreements - related parties	—	—	23,195
Repayment of borrowings under loan agreements - related parties	—	—	(23,195)

Net cash (used in) provided by financing activities	(39,468)	(39,525)	34,972,339

Net increase (decrease) in cash and cash equivalents	(1,128,156)	(1,912,944)	1,167,987

Cash and cash equivalents - beginning of period	2,296,143	4,461,929	—

Cash and cash equivalents - end of period	$1,167,987	$2,548,985	$1,167,987

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,832	$2,323	$59,780

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$586,629
Common stock issued as consideration for account payable	—	—	6,000
Common stock issued as consideration for note payable	—	—	50,000
Related party note receivable issued for property and equipment	—	—	56,783
Note payable converted into common stock	—	—	553,500
Property and equipment acquired with assumed liabilities	—	—	479,610
Intangibles acquired with assumed liabilities	—	—	757,792
Property and equipment acquired with note payable	—	—	30,487
Short-term investments reclassified from other assets	—	—	385,839
Property and equipment reclassified from other assets			19,015

The accompanying notes are an integral part of these consolidated financial statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements, which include the accounts of Particle Drilling Technologies, Inc. (which is referred to herein as “we,” “us,” “our” or the “Company”) and its subsidiary, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2008 audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the consolidated financial statements, for the three months ended December 31, 2008, the Company reported a net loss of approximately $2.0 million, as compared to a net loss of approximately $3.2 million for the three months ended December 31, 2007.  The consolidated financial statements also show an accumulated deficit of approximately $42.8 million from inception (June 9, 2003) through the period ended December 31, 2008.

The Company is currently a development stage company and its continued existence is dependent upon the Company’s successful development of the PID technology and its ability to successfully commercialize this technology.  The Company has yet to generate cash flow from operations, and until revenues commence, the Company is highly dependent upon debt and equity funding.  Based on the Company’s current liquidity position, the Company will need to raise additional capital through debt or equity funding within the next twelve months.  Management cannot provide any assurance that any such financing will be available on acceptable terms or at all.  Should continuing funding requirements not be met, the Company’s operations may cease to exist.

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

New Accounting Pronouncements. In September 2006, the FASB issued Statement of Financial Accounting Standards, “SFAS” No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted.  The Company has adopted SFAS No. 157 and it has not had a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on October 1, 2008 and it has not had a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for the Company’s 2010 fiscal year. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests, if any, as a separate component of shareholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests, if any, and net income attributable to the shareholders of the Company separately in its consolidated statements of income. Currently, noncontrolling interests (minority interests) are reported as a liability in a Company’s statement of financial position and the related income attributable to minority interests is reflected as an expense in arriving at net income. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 160 to significantly impact its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the adoption of SFAS No. 161 to significantly impact its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

4.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008

Office furniture and equipment	$268,527	$278,350
Machines and equipment	990,391	1,813,816
Leasehold improvements	243,164	243,164

Total cost of property and equipment	1,502,081	2,335,330

Less: accumulated depreciation	(1,048,257)	(1,121,412)

Total property and equipment, net	$453,823	$1,213,918

In November 2008, the Company sold its remaining frac pump for net proceeds of $840,000 for a gain of $90,000.

5.	NET LOSS PER COMMON SHARE

The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were none and 1,475,230 shares for the three months ended December 31, 2008 and 2007, respectively.

6.	COMMON STOCK

At December 31, 2008, the Company had 35,740,349 shares of common stock outstanding and had outstanding options and warrants to purchase up to 5,737,341 additional shares of the Company’s common stock in the aggregate.  During the three months ended December 31, 2008, there were a total of 23,583 restricted shares cancelled.

7.	STOCK-BASED EMPLOYEE COMPENSATION

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2004 Plan allow for the issuance of up to 3,500,000 shares of common stock pursuant to awards under this plan.  As of  December 31, 2008, the Company had 3,250 awards available for grant under the 2004 Plan. Under the 2004 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of PDTI.  Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock.  As of December 31, 2008, the Company had 52,458 shares of common stock available for issuance pursuant to awards under the 2005 Plan.  Under the 2005 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2007, the shareholders adopted the 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2007 Plan allow for the issuance of up to 1,500,000 shares of common stock pursuant to awards under this plan.  As of December 31, 2008, the Company had 662,250 awards available for grant under the 2007 Plan. Under the 2007 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan for the three months ended December 31, 2008 and 2007 was $493,611 and $713,958, respectively.  Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan since inception (June 9, 2003) to December 31, 2008 was $8,305,154.  The remaining stock-based compensation expense to be amortized as of December 31, 2008 is $1,765,829.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price

$0.12 to $1.75	2,547,700	5.4 years	$0.47	2,547,700	$0.47
$1.76 to $6.73	1,410,500	7.2 years	$4.44	1,086,666	4.73
	3,958,200	6.0 years	$1.89	3,634,366	$1.76

The following table summarizes information about warrants outstanding and exercisable at December 31, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number of Shares Underlying Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price

$0.12 to $3.00	1,779,141	3.0 years	$1.99	1,779,141	$1.99

At December 31, 2008, the intrinsic value of all outstanding and exercisable options and warrants was zero.

8.	COMMITMENTS AND CONTINGENCIES

In April 2007, we entered into a 60-month lease agreement that commenced in September 2007 for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility combines the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The total future minimum lease payments under this lease were $1,741,443 at December 31, 2008.

9.  INCOME TAXES

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

The Company adopted FIN 48 in fiscal year 2008 and there was no effect on the financial statements.  FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There are no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate. There is no interest or penalties recognized as of the date of adoption or for the three months ended December 31, 2008.

The Company has filed its income tax return for the tax year ended September 30, 2008.  The tax years ended September 30, 2007, September 30, 2006 and September 30, 2005 are open for examination by the U.S. and State taxing authorities.

The Company anticipates recording no tax benefit for the year, based upon management’s assessment that the realization of the anticipated financial loss for the year is not, at this point, reasonably assured; accordingly no benefit has been recorded for the period ended December 31, 2008.

For the period ended December 31, 2008, there were permanent and temporary differences of approximately $3,000 and $(505,000), respectively, which in aggregate increased the loss for the current year.

At December 31, 2008, the Company has cumulative net operating loss carryforwards of approximately $35,985,000 which expire in years 2010 through 2028. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2008, have been offset by valuation reserves of the same amount.  The valuation allowance increased approximately $510,000 from September 30, 2008 to December 31, 2008.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. We are devoting substantially all of our efforts to product development and commercializing the Particle Impact Drilling ("PID") technology.   In the course of our development activities, we have sustained operating losses and expect that such losses could continue through fiscal 2009. We intend to finance our operations primarily through cash and cash equivalents on hand, through cash flow from operations if we are able to successfully engage in commercial operations that generate revenue, and other potential capital raising transactions. However, we have yet to generate any revenues, and can provide no assurance of future revenues. To management’s knowledge, no company has yet marketed a salable product using the technology we are developing. Even if marketing efforts are successful, substantial time may pass before revenues are realized.

In management’s opinion, based on available cash and cash equivalents on hand as of December 31, 2008, we do not have the ability to maintain sufficient liquidity to meet our working capital and capital expenditure requirements for the next 12 months.  Management must raise additional outside capital in order to improve our liquidity position. The equity and debt capital markets have recently experienced adverse conditions and extreme volatility which may, if such conditions persist, impair our ability to raise capital on satisfactory terms, or at all.  Our continued existence depends on our ability to raise additional outside capital and the successful development of the PID technology and our ability to successfully commercialize this technology.  These factors raise substantial doubt regarding our ability to continue as a going concern.

Since inception on June 9, 2003 through December 31, 2008, we have financed our operations through private sales of our equity, a subscription  rights offering, and the issuance of convertible notes payable, totaling net proceeds of $35,397,913.  As of December 31, 2008, we had $1,167,987 in cash and cash equivalents.

Cash Flows from Operating Activities.  Cash flow used for operations is primarily affected by our research and development progress and business development.  Net cash flows used in operating activities during the three months ended December 31, 2008 were $1,736,077 compared to $1,811,399 for the three months ended December 31, 2007.  The decrease from fiscal 2008 to fiscal 2009 was primarily the result of our decreased level of research and development costs associated with the construction of the PID System.

Cash Flows from Investing Activities.  Cash flows provided by (used in) investing activities for the three months ended December 31, 2008 were $647,389 compared to $(62,020) for the three months ended December 31, 2007.  The cash flows used in investing activities during the three months ended December 31, 2008 consisted of  $76,575 for the purchase of property, plant and equipment and $116,036 for costs associated with filing new and protecting existing patents.  In addition, we sold our frac pump for net proceeds of $840,000 during the three months ended December 31, 2008.

Cash Flow from Financing Activities.  Net cash used in financing activities for the three months ended December 31, 2008 was $39,468 compared to $39,525 for the three months ended December 31, 2007.  During the three months ended December 31, 2008 and 2007, the financing activities consisted primarily of repayments of notes payable.

Contractual Obligations.  In April 2007, we entered into a 60-month lease agreement that commenced in September 2007 for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility combines the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The total future minimum lease payments under this lease are $1,741,443 at December 31, 2008.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligation and Short Term Notes Payable (including current portion)	$68,841	$54,531	$14,310	$—	$—
Purchase Obligations	10,585	10,585	—	—	—
Operating Lease Obligations	1,741,443	436,757	1,304,686	—	—

Total	$1,820,869	$501,873	$1,318,996	$—	$—

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

We are a development-stage company and have a limited operating history. Our predecessor company for financial reporting purposes was formed on June 9, 2003 to acquire the technology related to the Particle Impact Drilling System (the “PID System” or “PID technology”). We are still developing this technology, and to date, we have not generated any revenues from our operations.  Currently, we have limited liquidity and therefore our business activities have been curtailed.  We are currently reviewing strategic alternatives and hope that any such transaction would assist us in accelerating the commercialization of our technology.  Our Board of Directors has determined it would be in the best interest of our company and its shareholders to evaluate all available strategic alternatives, including a strategic industry joint venture, technology licensing arrangement, sale of the company, and other available alternatives.  If we are able to identify a strategic partner that can provide additional capital, resources, test facilities and drilling opportunities, we will continue to execute our operations plan which will likely result in increases to our development and operating expenses.

In management’s opinion, based on available cash and cash equivalents on hand as of December 31, 2008, we do not have the ability to maintain sufficient liquidity to meet our working capital and capital expenditure requirements for the next 12 months.  Management must raise additional outside capital in order to improve our liquidity position. The equity and debt capital markets have recently experienced adverse conditions and extreme volatility which may, if such conditions persist, impair our ability to raise capital on satisfactory terms, or at all.  Our continued existence depends on our ability to raise additional outside capital and the successful development of the PID technology and our ability to successfully commercialize this technology.

The PID System is expected to result in higher rates of penetration than current conventional drilling methods, thereby reducing drilling costs and lowering finding and development costs to improve the overall economics to the oil and gas industry in certain geologic intervals.

On December 8, 2008, we announced that we have entered into an agreement with a fully integrated, multi-national energy company (the “Operator”). The contract has a total potential value to us of up to $818,000 in connection with the performance of up to three field trials.  Pursuant to this contract, the Operator will provide us funding to develop and manufacture one or more smaller bit designs apart from those bits we normally use, and for us to provide those bits along with our patented PID System in connection with as many as three trials at one of the Operator’s drilling areas in the onshore United States. The contract specifies that an initial $350,000 will be paid in advance of the first field trial.  The initial term of the agreement runs from December 1, 2008 through November 30, 2010, but is terminable by the Operator at any time.  At any time within two years following the completion of the initial field trial, the Operator has preferred access to the initial two PID Systems for a 2-year period, subject to the satisfaction of certain minimum utilization requirements.  Currently, we only have one prototype PID System.

Research and development.   We have made and expect to continue to make substantial investments in research and development activities in order to develop and market the PID technology subject to the availability of cash resources.  Research and development costs consist primarily of general and administrative and operating expenses related to research and development activities. We expense research and development costs as incurred except for property, plant and equipment related to research and development activity that have an alternative future use. Property, plant and equipment for research and development activity that have an alternative future use are capitalized and the related depreciation is expensed as research and development costs.

    Our primary products still need to demonstrate commercial reliability in order to fully realize the potential of the PID technology. Further, we believe we need to obtain a better understanding of the drill bit cutting pattern in order to further improve the drilling performance.   We have constructed a small drill bit test facility to allow us to better evaluate the bottom hole pattern, the development of a new smaller PID bit, testing of that bit and a field trial using the preferred bit design.  Poor performance of our new particle injection system or other unexpected events while conducting future commercial trials could further extend the shop and laboratory testing phase, which would delay the full commercialization of the PID System and increase the funds needed to complete our research and development. This would have the effect of slowing our advancement as funds otherwise intended to build new PID Systems and expand our operations may be needed to conduct additional research and development.

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

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Research and development.   Research and development expenses were $965,662 and $1,780,812 for the three months ended December 31, 2008 and 2007, respectively, representing a decrease of $815,150. The decrease in research and development expenses for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 is attributed to much higher costs associated with the construction of the PID unit in the prior year.

General and administrative.   General and administrative expenses were $1,146,125 and $1,479,105 for the three months ended December 31, 2008 and 2007, respectively, representing a decrease of $332,980. This decrease was primarily the result of decreased costs related to stock-based compensation expense and bonus expense.

Gain on sale of assets.   Gain on sale of assets were $86,971 and $-0-  for the three months ended December 31, 2008 and 2007, respectively, representing an increase of $86,971. The majority of the gain was from the sale of our frac pump in November 2008.  The gain from the sale of the frac pump was $90,000 and this amount was offset by several small losses from the sale of several non-core assets.

Other income (expenses).   Other income was $5,034 and $33,381 for the three months ended December 31, 2008 and 2007, respectively, representing a decrease in other income of $28,347. The decrease was primarily attributable to the decrease in cash and cash equivalents between the two periods resulting in substantially less interest income.

   Off-Balance Sheet Arrangements

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology.  As of December 31, 2008, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

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

We adopted FIN 48 in fiscal year 2008 and there was no effect on our financial statements.  FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There are no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate. There is no interest or penalties recognized as of the date of adoption or for the three months ended December 31, 2008.

We filed our income tax return for the tax year ended September 30, 2008.  The tax years ended September 30, 2007, 2006 and 2005 are open for examination by the U.S. and State taxing authorities.

We anticipate recording no tax benefit for the year, based upon management’s assessment that the realization of the anticipated financial loss for the year is not at this point reasonably assured; accordingly no benefit has been recorded for the three months ended December 31, 2008.

Net Loss per Share.   We have presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were none and 1,475,230 shares for the three months ended December 31, 2008 and 2007, respectively.

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

These forward-looking statements are made based upon our management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties.  We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and gas prices, weather interruptions, the results of testing of our products, the availability of capital resources and the other factors described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2008 filed with the SEC on December 15, 2008 and in this quarterly report on Form 10-Q.  We undertake no obligation to update any forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We believe that we do not have any material exposure to financial market risk and we do not enter into foreign currency or interest rate transactions.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q filed with the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1A.	Risk Factors

We may be delisted from The NASDAQ Capital Market for failure to satisfy the continued listing requirements.

Our common stock currently trades on The NASDAQ Capital Market.  If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted.  NASDAQ’s continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price, shareholders’ equity of $2.5 million or market value of publicly held shares of $35 million or net income from continuing operations of at least $500,000 in the latest fiscal year or in two of the last three fiscal years, 500,000 shares of common stock publicly held and market value of publicly held shares of at least $1 million, as well as additional or more stringent criteria that may be applied in the exercise of NASDAQ’s discretionary authority to maintain the quality of and public confidence in the NASDAQ market, prevent fraudulent and manipulative practices, promote just and equitable principles of trade, and protect investors and the public interest

The closing price of our common stock on February 2, 2009 was $0.11 per share.  As a result, we currently fail to satisfy the continuing listing standard related to a $1.00 minimum closing bid price.  NASDAQ granted temporary relief from this requirement and the market value of publicly held shares requirement until January 19, 2009 in a release dated October 16, 2008.  In a release dated December 19, 2009, NASDAQ extended this temporary relief until April 20, 2009.  We cannot assure you that NASDAQ will continue to extend this temporary relief from the continued listing requirements or that our stock price will return to compliance with the minimum closing bid price requirement.

Furthermore, as of December 31, 2008, our stockholders’ equity fell below the minimum continued listing standard of $2.5 million.  Prior to that date, the market value of our publicly held shares of common stock had fallen below $35 million and we have not recognized any net income in the preceding three fiscal years.  As a result, we are currently not in compliance with the continued listing standards of the NASDAQ Capital Market.  The temporary relief described above does not provide relief from these continued listing standards.  If we are unable to regain compliance with these continued listing requirements, our common stock could be delisted from The NASDAQ Capital Market.  We can give no assurance that NASDAQ will not in the future seek to delist us for our failure to meet the enumerated conditions for continued listing.

If our common stock were delisted from The NASDAQ Capital Market, you may find it difficult to dispose of your shares.

If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the “pink sheets” or the OTC Bulletin Board.  Such trading will reduce the market liquidity of our common stock.  As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.  In addition, if our common stock is delisted, we will find it more difficult to obtain additional financing in the future

If our common stock is delisted from The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions).  Many brokerage firms are reluctant to recommend low-priced stocks to their clients.  Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls.  Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher.  This factor may also limit the willingness of investors to purchase our common stock.  Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

Item 6.	Exhibits

Exhibits:

Exhibit No.	Description

10.1	Development Agreement, dated December 4, 2008, by and between the Company and Shell Exploration and Production Company and certain of its affiliates.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTICLE DRILLING TECHNOLOGIES, INC.
(Registrant)

Date: February 9, 2009	/s/ JASON D. DAVIS
Jason D. Davis
Vice President and Interim Chief Financial Officer (authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Development Agreement, dated December 4, 2008, by and between the Company and Shell Exploration and Production Company and certain of its affiliates.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith
**	Furnished herewith