Form 10-Q
period 2009-03-31
PARTICLE DRILLING TECHNOLOGIES INC/NV
filed 2009-05-11
CIK 759153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☒           Non-accelerated filer       ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 1, 2009 was 36,596,234.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

Part I - Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited) at March 31, 2009 and September 30, 2008	3

	Consolidated Statements of Operations (Unaudited) – Three and Six Months Ended March 31, 2009 and 2008, and from June 9, 2003 (date of inception) to March 31, 2009	4

	Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended March 31, 2009 and 2008, and from June 9, 2003 (date of inception) to March 31, 2009	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

Part II - Other Information		17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

	Signatures	19

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	September 30, 2008

ASSETS

Current assets:
Cash and cash equivalents	$503,925	$2,296,143
Accounts receivable	10,000	—
Deferred financing costs, net	71,296	—
Prepaid expenses	142,131	260,686

Total current assets	727,352	2,556,829

Property, plant & equipment, net	410,330	1,213,918

Intangibles, net	1,705,780	1,552,266

Other assets	41,144	41,144

Total assets	$2,884,606	$5,364,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$900,435	$850,944
PIK Note payable, net of discount of $304,623	170,377	—
Short-term notes payable	8,253	84,277
Current portion of long-term debt	4,229	8,651
Accrued liabilities	172,323	353,881

Total current liabilities	1,255,617	1,297,753

Long-term debt	13,203	15,381
Deferred rent	139,694	135,531

Commitments and contingencies - Note 11

Stockholders’ equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 38,743,435 shares issued and 35,740,349 shares outstanding at March 31, 2009, and 38,767,018 shares issued and 35,763,932 shares outstanding at September 30, 2008	38,743	38,768
Additional paid-in capital	47,369,458	46,217,538
Treasury stock at cost, 3,003,086 shares	(1,511,817)	(1,511,817)
Deficit accumulated during the development stage	(44,420,292)	(40,828,997)

Total stockholders’ equity	1,476,092	3,915,492

Total liabilities and stockholders’ equity	$2,884,606	$5,364,157

The accompanying notes are an integral part of these consolidated financial statements.

PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					June 9, 2003
					(date of
					inception) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2009	2008	2009	2008	2009

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Research and development	813,521	1,546,200	1,779,183	3,327,012	23,175,428
General and administrative	756,939	1,434,859	1,903,064	2,913,964	22,846,292
Impairment of asset	—	—	—	—	295,260
(Gain)/loss on sale of assets	747	(641,721)	(86,224)	(641,721)	(842,693)

Total operating expenses	1,571,207	2,339,338	3,596,023	5,599,255	45,474,287

Loss from operations	(1,571,207)	(2,339,338)	(3,596,023)	(5,599,255)	(45,474,287)

Other income (expenses)
Interest income	863	11,803	7,729	47,507	950,320
Rental income - related party	—	—	—	—	73,727
Gain on debt extinguishment	—	—	—	—	35,283
Gain on assignment of lease - related party	—	—	—	—	55,614
Interest expense	(1,169)	(1,539)	(3,001)	(3,862)	(60,949)

Total other income (expense)	(306)	10,264	4,728	43,645	1,053,995

Net loss	$(1,571,513)	$(2,329,074)	$(3,591,295)	$(5,555,610)	$(44,420,292)

Net loss per common share, basic and diluted	$(0.05)	$(0.08)	$(0.10)	$(0.18)	$(1.82)

Weighted average number of common shares outstanding - basic and diluted	34,651,201	30,851,502	34,595,330	30,819,479	24,422,879

The accompanying notes are an integral part of these consolidated financial statements.

 PARTICLE DRILLING TECHNOLOGIES, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			June 9, 2003
			(date of
	Six Months Ended March 31,		inception ) to March 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(3,591,295)	$(5,555,610)	$(44,420,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	—	(35,283)
Impairment of asset	—	—	295,260
Gain on assignment of lease - related party	—	—	(55,614)
Gain on sale of assets	(86,224)	(641,721)	(842,693)
Depreciation and amortization expense	156,468	301,824	2,743,766
Amortization of deferred financing costs	6,482	—	6,482
Amortization of discount on notes payable	13,756	—	13,756
Short-term note issued for services	—	—	44,000
Common stock issued for services	—	—	931,500
Warrants issued for services	—	—	63,829
Stock-based employee compensation	908,513	1,418,797	8,720,056
Changes in operating assets and liabilities:
Decrease in note receivable	—	—	385,839
(Increase) in accounts receivable - related party	—	—	(40,819)
(Increase) in accounts receivable	(10,000)	—	(10,000)
(Increase) Decrease in prepaid expenses	118,556	51,046	223,845
Increase (Decrease) in accounts payable	49,491	(259,297)	560,497
Increase (Decrease) in accrued liabilities	(259,335)	397,457	191,343
(Increase) Decrease in other assets	—	11,418	(26,494)
Increase in other liabilities	4,163	60,996	139,694

Net cash used in operating activities	(2,689,425)	(4,215,090)	(31,111,328)

Cash flows from investing activities:
Payments to purchase property and equipment	(85,492)	(37,332)	(3,442,994)
Proceeds from sale of property and equipment	850,050	686,620	1,722,624
Payments to purchase intangibles	(184,727)	(83,989)	(1,216,489)
Payments to purchase other assets	—	—	(419,504)
Payments issued for note receivable	—	—	(300,783)
Payments issued for note receivable - related party	—	—	(56,784)

Net cash provided by (used in) investing activities	579,831	565,299	(3,713,930)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	13,200	36,839,575
Repurchase of common stock	—	—	(1,511,817)
Proceeds from issuance of convertible notes	—	—	553,500
Repayments of notes payable	(82,624)	(82,242)	(952,075)
Proceeds from borrowings under loan agreements, net of financing costs	400,000	—	400,000
Proceeds from borrowings under loan agreements - related parties	—	—	23,195
Repayment of borrowings under loan agreements - related parties	—	—	(23,195)

Net cash (used in) provided by financing activities	317,376	(69,042)	35,329,183

Net increase (decrease) in cash and cash equivalents	(1,792,218)	(3,718,833)	503,925

Cash and cash equivalents - beginning of period	2,296,143	4,461,929	—

Cash and cash equivalents - end of period	$503,925	$743,096	$503,925

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,832	$3,862	$60,949

Non-cash investing and financing activities:
Prepaid insurance acquired with note payable	$—	$—	$586,629
Common stock issued as consideration for account payable	—	—	6,000
Common stock issued as consideration for note payable	—	—	50,000
Related party note receivable issued for property and equipment	—	—	56,783
Note payable converted into common stock	—	—	553,500
Property and equipment acquired with assumed liabilities	—	—	479,610
Intangibles acquired with assumed liabilities	—	—	757,792
Property and equipment acquired with note payable	—	—	30,487
Short-term investments reclassified from other assets	—	—	385,839
Property and equipment reclassified from other assets	—	—	19,015
Deferred financing costs on notes payable	77,778	—	77,778
Discount on note payable warrant recorded in APIC	243,379	—	243,379

The accompanying notes are an integral part of these consolidated financial statements.

PARTICLE DRILLING TECHNOLOGIES, INC.

(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements, which include the accounts of Particle Drilling Technologies, Inc. (which is referred to herein as “we,” “us,” “our” or the “Company”) and its subsidiary, Particle Drilling Technologies, Inc., a Delaware corporation, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the unaudited interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which in the opinion of management are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s September 30, 2008 audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K. Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the condensed consolidated financial statements, for the three and six months ended March 31, 2009, the Company reported net losses of approximately $1.6 million and $3.6 million, respectively, as compared to net losses of approximately $2.3 million and $5.6 million for the three and six months ended March 31, 2008, respectively.  The consolidated financial statements also show an accumulated deficit of approximately $44.4 million from inception (June 9, 2003) through the period ended March 31, 2009.

The Company is currently a development stage company and its continued existence is dependent upon the Company’s successful development of the Particle Impact Drilling (“PID”) technology and its ability to successfully commercialize this technology.  The Company has yet to generate cash flow from operations, and until revenues commence, the Company is highly dependent upon debt and equity funding.  Based on the Company’s current liquidity position, the Company will need to raise additional capital through debt or equity funding within the next twelve months.  Management cannot provide any assurance that any such financing will be available on acceptable terms or at all.  Should continuing funding requirements not be met, the Company’s operations may cease to exist.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company adopted SFAS No. 161 on January 1, 2009 and it has not had a material impact on its consolidated financial statements.

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

4.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008

Office furniture and equipment	$269,735	$278,350
Machines and equipment	941,779	1,813,816
Leasehold improvements	243,164	243,164

Total cost of property and equipment	1,454,678	2,335,330

Less: accumulated depreciation	(1,044,348)	(1,121,412)

Total property and equipment, net	$410,330	$1,213,918

In November 2008, the Company sold its remaining frac pump for net proceeds of $850,050 and recognized a gain of $86,224.

5. INTANGIBLE ASSETS

The following is a summary of intangibles, at cost less accumulated amortization, at March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008

Patents granted, at cost	$177,018	$—
Patents filed and related costs	1,797,256	1,789,548
Less: accumulated amortization	(268,494)	(237,282)

Total intangibles, net	$1,705,780	$1,552,266

During the three and six months ended March 31, 2009, the Company incurred direct costs of $68,691 and $184,726, respectively, for patents filed but not issued.

As of March 31, 2009, the estimated annual amortization expense for patents, licenses and trademarks for each of the succeeding five years total $296,670 as follows:

Year ending September 30,
2010              $59,334
2011                59,334
2012                59,334
2013                59,334
2014       59,334

6. SHORT TERM NOTES PAYABLE

A summary of the Company’s notes payable outstanding as of March 31, 2009 is as follows:

	March 31, 2009	September 30, 2008

10% Senior Secured PIK Notes due 2010	475,000
Unamortized discount on 10% Secured PIK Notes	(304,623)

Short-term note at 6.40% interest, unsecured with monthly principal and interest payments of $12,298	8,253	84,277

Total short-term notes payable	$178,630	$84,277

On March 3, 2009, the Company issued $475,000 aggregate principal amount of its 10% Senior Secured PIK Notes due 2010 (the “Notes”) to LC Capital Master Fund, Ltd., a Cayman Islands exempted company (“LC”), Edward F. Heil and Don A. Sanders, as purchasers (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to the terms of the purchase agreement (the “Purchase Agreement”), dated February 11, 2009, among the Company as Issuer, the Purchasers and LC, as agent and collateral agent for the holders of the securities issued (the “Agent”).  The Purchase Agreement provides for the issuance of notes of up to $1,200,000 aggregate principal amount in three incremental draws of $400,000 each.  On March 3, 2009, the Company, the Purchasers and the Agent entered into a letter agreement whereby the Company agreed to issue an additional note (the “Additional Note”) to LC in the aggregate principal amount of $75,000 (such amount being included in the $475,000 aggregate principal amount referred to above) which reduces the Company’s obligation to issue, and LC’s obligation to purchase, notes on the second draw down by $75,000.  Proceeds from the issuance of the Additional Note were used to pay certain transaction fees of the lender.  The Company incurred an additional $77,778 of transaction costs related to the financing.

The Notes bear a stated interest rate of 10.0% per annum, with interest payable quarterly in arrears on each quarterly payment date with no amortization.  Each quarterly interest payment will be made by the Company by issuing additional Notes in the amount of the applicable interest payment.  The Notes mature on March 3, 2010.  The Notes are secured by substantially all of the assets of the Company and its subsidiary pursuant to the terms of a Security Agreement among the Company, its sole subsidiary and the Purchasers.  The proceeds of the notes are required to be used for working capital and to complete the Company’s obligations under its contract with Shell Exporation and Production Company (Shell).  Payment of the Notes is subject to acceleration in the event of default by the Company under the terms of the Purchase Agreement, including failure of the Company to perform its obligations under its contract with Shell.

The Company granted warrants to the Purchasers which provide the right to purchase 7,130,200 shares of Common Stock of the Company at an exercise price of $0.105 per share.  The warrants are immediately exercisable.  The warrants expire on February 12, 2012.  The warrants have a fair value of $499,114 calculated using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	1.5
Expected volatility	130.18%
Risk-free interest rate	0.96%
Expected dividend	—

A $243,379 discount was recorded on the notes based on the the relative fair values of the warrants issued and the $475,000 principal amount of the Notes.  The total discount of $318,379 includes the $75,000 of transaction fees paid directly to the Purchasers.  The Company’s transaction costs of $77,778 were recorded as deferred financing costs.  Both the discount on the note and the deferred financing costs are being amortized using the effective interest method over the term of the notes.  The effective interest rate of the Notes is 135.7%.

7.	COST REIMBURSEMENT

On December 4, 2008, the Company entered into an agreement with Shell and certain of its affiliates for the development of new drill bits for use with the Company’s PID System and for the PID bits to be tested in a field trial at a drilling site designated by Shell.  The initial term of the Agreement runs from December 1, 2008 through November 30, 2010, but may be terminated by Shell at any time.

Under the Agreement, the Company will design, test and manufacture four PID bits, ranging in size from 6 inches to 6.5 inches, as determined by Shell.  Shell has agreed to pay the Company $200,000 upon completion of technical review, $150,000 for the design and development work prior to the first field trial and up to an additional $50,000 within 30 business days following the completion of the first field trial based on certain agreed performance indicators. The amounts are not refundable to Shell in the event the additional milestones have not been met.   As of March 31, 2009, the Company had completed the technical review and was paid $200,000 for this milestone.  The Company has accounted for the $200,000 milestone payment received as a reimbursement of research and development costs for the three and six month periods ended March 31, 2009.  Future milestone payments received pursuant to the first field trial will be accounted for in the same manner.

Any time within the first two years following the completion and evaluation of the results of the first field trial, Shell and the Company will determine if further field trials are necessary.  At Shell’s discretion, up to two additional field trials may be undertaken and Shell estimates that each trial would result in payments to the Company for costs as follows;  $159,000 prior to mobilization to the respective field trial; and  up to $50,000 within 30 business days following completion of the field trial based on the performance of the PID System and the PID bits with respect to certain key performance indicators.  The Company will perform the second and third field trials at cost.

In addition, any time within the first two years following completion of the first field trial, Shell shall have the exclusive right to use the first two commercial PID systems built for a period of two years at cost plus ten percent (10%).  In the event Shell does not utilize or plan to utilize the systems for 50% or more the time during any two months during the two year exclusive period, the company may offer the PID systems to other clients.  Shell also retains the right to cancel the contract within the first two years following completion of the first field trial,

8.	NET LOSS PER COMMON SHARE

The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were none and 131,275 shares for the three months ended March 31, 2009 and 2008, respectively and none and 988,584 for the six months ended March 31, 2009 and 2008, respectively.

9.	COMMON STOCK

At March 31, 2009, the Company had 35,740,349 shares of common stock outstanding and had outstanding options and warrants to purchase up to 12,848,541 additional shares of the Company’s common stock in the aggregate.  During the six months ended March 31, 2009, there were a total of 23,583 restricted shares cancelled.

10.	STOCK-BASED EMPLOYEE COMPENSATION

In April 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2004 Plan allow for the issuance of up to 3,500,000 shares of common stock pursuant to awards under this plan.  As of  March 31, 2009, the Company had 3,250 awards available for grant under the 2004 Plan. Under the 2004 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”).  The 2005 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock grants to directors, employees and consultants of PDTI.  Provisions under the 2005 Plan allow for the issuance of options and restricted stock awards to purchase or issue up to 2,000,000 shares of common stock.  As of March 31, 2009, the Company had 52,458 shares of common stock available for issuance pursuant to awards under the 2005 Plan.  Under the 2005 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

In March 2007, the shareholders adopted the 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan provides for the issuance of incentive stock options, non-statutory stock options and restricted stock to directors, employees and consultants of PDTI. Provisions under the 2007 Plan allow for the issuance of up to 1,500,000 shares of common stock pursuant to awards under this plan.  As of March 31, 2009, the Company had 662,250 share awards available for grant under the 2007 Plan. Under the 2007 Plan, the exercise price of each option is equal to the market value of the Company’s common stock on the date of grant and the maximum term for the options is ten years.

Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan for the three months ended March 31, 2009 and 2008 was $493,611 and $704,839, respectively.  Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan for the six months ended March 31, 2009 and 2008 was $908,513 and $1,418,797, respectively.  Stock-based employee compensation expense recorded for awards issued under the 2004 Plan, the 2005 Plan, and the 2007 Plan since inception (June 9, 2003) to March 31, 2009 was $8,720,056.  The remaining stock-based compensation expense to be amortized as of March 31, 2009 is $1,359,879.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price

$0.12 to $1.75	2,547,700	5.2 years	$0.47	2,547,700	$0.47
$1.76 to $6.73	1,410,500	6.9 years	$4.44	1,190,833	4.81
	3,958,200	5.8 years	$1.89	3,738,533	$1.85

The following table summarizes information about warrants outstanding and exercisable at March 31, 2009:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number of Shares Underlying Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price

$0.105 to $3.00	8,890,341	4.5 years	$0.39	8,890,341	$0.39

No options or warrants were granted or exercised during the six months ended March 31, 2009.  At March 31, 2009, the intrinsic value of all outstanding and exercisable options and warrants was zero.

11.	COMMITMENTS AND CONTINGENCIES

In April 2007, we entered into a 60-month lease agreement that commenced in September 2007 for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility combines the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The total future minimum lease payments under this lease were $1,633,754 at March 31, 2009.

In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology.  As of March 31, 2009, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

12.         INCOME TAXES

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

The Company adopted FIN 48 in fiscal year 2008 and there was no effect on the financial statements.  FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There are no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate. There is no interest or penalties recognized as of the date of adoption or for the three and six months ended March 31, 2009.

The Company has filed its income tax return for the tax year ended September 30, 2008.  The tax years ended September 30, 2007, September 30, 2006 and September 30, 2005 are open for examination by the <?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />U.S. and State taxing authorities.

The Company anticipates recording no tax benefit for the year, based upon management’s assessment that the realization of the anticipated financial loss for the year is not, at this point, reasonably assured; accordingly no benefit has been recorded for the period ended March 31, 2009.

For the period ended March 31, 2009, there were permanent and temporary differences of approximately $6,000 and $(123,000), respectively, which in aggregate increased the loss for the current year.

At March 31, 2009, the Company has cumulative net operating loss carryforwards of approximately $37,386,000 which expire in years 2010 through 2028. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not determinable at this time. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2009, have been offset by valuation reserves of the same amount.  The valuation allowance increased approximately $1.2 million from September 30, 2008 to March 31, 2009.

13.	SUBSEQUENT EVENTS

On April 2, 2009, the Company exchanged with a holder of options of the Company all of such holder’s outstanding options to purchase 760,000 shares of common stock in the aggregate at a purchase price of $0.12 per share for the issuance by the Company of 250,000 shares of common stock.  On April 14, 2009, the Company exchanged with a different holder of options of the Company all of such holder’s outstanding options to purchase 600,000 shares of common stock in the aggregate at a purchase price of $0.12 per share for the issuance by the Company of 200,000 shares of common stock.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the unaudited consolidated financial statements and related notes that are included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.   Please see “Forward-Looking Statements” below.  References to “us,” “we”, and the “Company”, refer to Particle Drilling Technologies, Inc. and its subsidiary, Particle Drilling Technologies, Inc., a Delaware corporation.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents. We are devoting substantially all of our efforts to product development and commercializing the Particle Impact Drilling (“PID”) technology.   In the course of our development activities, we have sustained operating losses and expect that such losses will continue through fiscal 2009. We intend to finance our operations primarily through cash and cash equivalents on hand, through cashflow from operations if we are able to successfully engage in commercial operations that generate revenue, and other potential capital raising transactions. However, we have yet to generate any revenues, and can provide no assurance of future revenues. To management’s knowledge, no company has yet marketed a salable product using the technology we are developing. Even if marketing efforts are successful, substantial time may pass before revenues are realized.

In management’s opinion, based on available cash and cash equivalents on hand as of March 31, 2009, we do not have the ability to maintain sufficient liquidity to meet our working capital and capital expenditure requirements for the next 12 months.  Management must raise additional outside capital in order to improve our liquidity position. The equity and debt capital markets have recently experienced adverse conditions and extreme volatility which may, if such conditions persist, impair our ability to raise capital on satisfactory terms, or at all.  Our continued existence depends on our ability to raise additional outside capital and the successful development of the PID technology and our ability to successfully commercialize this technology.  These factors raise substantial doubt regarding our ability to continue as a going concern.

Since inception on June 9, 2003 through March 31, 2009, we have financed our operations through private sales of our equity, a subscription  rights offering, the issuance of convertible notes payable, and the issuance of a PIK note payable totaling net proceeds of $37,793,075.  As of March 31, 2009, we had $503,925 in cash and cash equivalents.

Cash Flows from Operating Activities.  Cash flow used for operations is primarily affected by our research and development progress and business development.  Net cash flows used in operating activities during the six months ended March 31, 2009 were $2,689,425 compared to $4,215,090 for the six months ended March 31, 2008.  The decrease from fiscal 2008 to fiscal 2009 was primarily the result of our decreased level of research and development costs associated with the construction of the PID System.

Cash Flows from Investing Activities.  Cash flows provided by investing activities for the six months ended March 31, 2009 were $579,831 compared to $565,299 for the six months ended March 31, 2008.  The cash flows used in investing activities during the six months ended March 31, 2009 consisted of $85,492 for the purchase of property, plant and equipment and $184,727 for costs associated with filing new and protecting existing patents.  In addition, we sold our frac pump and various other non-core assets for net proceeds of $850,050 during the three months ended December 31, 2008.

Cash Flow from Financing Activities.  Net cash provided by financing activities for the six months ended March 31, 2009 was $317,376 compared to $69,042 of net cash used in financing activities for the six months ended March 31, 2008.  During the six months ended March 31, 2009, cash flows consisted of $82,624 for repayments of notes payable, and $400,000 proceeds, net of issuance costs, from an issuance of $475,000 principal amount of our 10% Senior Secured PIK notes due 2010 (described in greater detail below).

Contractual Obligations.  In April 2007, we entered into a 60-month lease agreement that commenced in September 2007 for a new corporate office and operating facility and delivered to the lessor a security deposit of $41,144.  The new facility combines the corporate office personnel and the operations personnel into one location at 5611 Baird Court, Houston, Texas 77041.  The total future minimum lease payments under this lease are $1,633,754 at March 31, 2009.

We also have long-term debt and purchase obligations as described below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligation and Short Term Notes Payable (including current portion)	$196,063	$182,860	$13,203	$—	$—
Purchase Obligations	3,150	3,150	—	—	—
Operating Lease Obligations	1,633,754	441,257	1,192,497	—	—

Total	$1,832,967	$627,267	$1,205,700	$—	$—

On March 3, 2009, the Company issued $475,000 aggregate principal amount of its 10% Senior Secured PIK Notes due 2010 (the “Notes”) to LC Capital Master Fund, Ltd., a Cayman Islands exempted company (“LC”), Edward F. Heil and Don A. Sanders, as purchasers (each a “Purchaser” and collectively, the “Purchasers”), pursuant to the terms of the purchase agreement (the “Purchase Agreement”), dated February 11, 2009, among the Company as Issuer, the Purchasers and LC, as agent and collateral agent for the holders of the securities issued hereunder (the “Agent”).   On March 3, 2009, the Company, the Purchasers and the Agent entered into a letter agreement whereby the Company agreed to issue an additional note (the “Additional Note”) to LC in the aggregate principal amount of $75,000 (such amount being included in the $475,000 aggregate principal amount referred to above) which reduces the Company’s obligation to issue, and LC’s obligation to purchase, notes on the second draw down by $75,000.  Proceeds from the issuance of the Additional Note were used to pay certain transaction fees.

The Purchase Agreement provides for the issuance of notes of up to $1,200,000 aggregate principal amount in three incremental draws of $400,000 each with each incremental draw being subject to the satisfaction of certain conditions precedent, including the performance by the Company of certain obligations under the terms of its contract with its existing customer.  Each note will bear interest at a stated rate of 10.0% per annum, with interest being payable quarterly in arrears on each quarterly payment date with no amortization.  Each quarterly interest payment will be made by the Company by issuing additional Notes in the amount of the applicable interest payment.  All of the Notes will mature on the first anniversary of the first incremental draw down under the Purchase Agreement.  The Notes are secured by substantially all of the assets of the Company and its subsidiary pursuant to the terms of a Security Agreement among the Company, its sole subsidiary and the Purchasers.

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

In management’s opinion, based on available cash and cash equivalents on hand as of March 31, 2009, we do not have the ability to maintain sufficient liquidity to meet our working capital and capital expenditure requirements for the next 12 months.  Management must raise additional outside capital in order to improve our liquidity position. The equity and debt capital markets have recently experienced adverse conditions and extreme volatility which may, if such conditions persist, impair our ability to raise capital on satisfactory terms, or at all.  Our continued existence depends on our ability to raise additional outside capital and the successful development of the PID technology and our ability to successfully commercialize this technology.

The PID System is expected to result in higher rates of penetration than current conventional drilling methods, thereby reducing drilling costs and lowering finding and development costs to improve the overall economics to the oil and gas industry in certain geologic intervals.

On December 8, 2008, we announced that we have entered into an agreement with a fully integrated, multi-national energy company (the “Operator”). The contract has a total potential value to us of up to $818,000 in connection with the performance of up to three field trials.  Pursuant to this contract, the Operator will provide us funding to develop and manufacture one or more smaller bit designs apart from those bits we normally use, and for us to provide those bits along with our patented PID System in connection with as many as three trials at one of the Operator’s drilling areas in the onshore United States. The contract specifies that an initial $350,000 will be paid in increments at specific milestones for the first field trial.  The initial term of the agreement runs from December 1, 2008 through November 30, 2010, but can be terminated by the Operator at any time.  At any time within two years following the completion of the initial field trial, the Operator has preferred access to the initial two PID Systems for a 2-year period, subject to the satisfaction of certain minimum utilization requirements.  Currently, we only have one prototype PID System.

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

    Our primary products still need to demonstrate commercial reliability in order to fully realize the potential of the PID technology. Further, we believe we need to obtain a better understanding of the drill bit cutting pattern in order to further improve the drilling performance.   We have constructed a small drill bit test facility to allow us to better evaluate the bottom hole pattern, the development of a new smaller PID bit, testing of that bit and a field trial using the preferred bit design.  Poor performance of our new particle injection system or other unexpected events while conducting future commercial trials could further extend the shop and laboratory testing phase, which would delay the full commercialization of the PID System and increase the funds needed to complete our research and development. This would have the effect of slowing our advancement as funds otherwise intended to build new PID Systems and expand our operations. may be needed to conduct additional research and development.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Research and development.   Research and development expenses were $813,521 and $1,546,200 for the three months ended March 31, 2009 and 2008, respectively, representing a decrease of $732,679. The decrease in research and development expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is attributable to much higher costs associated with the construction of the PID unit incurred in the prior year and the receipt during the 2009 period of $200,000 in connection with the field trial contract discussed above, which has been accounted for as a reimbursement of research and development expense.

General and administrative.   General and administrative expenses were $756,939 and $1,434,859 for the three months ended March 31, 2009 and 2008, respectively, representing a decrease of $677,920. This decrease was primarily the result of decreased costs related to stock-based compensation expense and bonus expense for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Gain on sale of assets.  Loss on sale of assets was $747 for the three months ended March 31, 2009, compared to a gain on sale of assets of  $641,721 for the three months ended March 31, 2008, representing a difference of $642,468. The majority of the gain during the three months ended March 31, 2008, was from the one-time sale of our frac pump in February 2008.

Other income (expenses).   Other expenses was $306 for the three months ended March 31, 2009, compared to other income of $10,264 for the three months ended March 31, 2008, representing a decrease in other income of $10,570 from the prior period. The decrease was primarily attributable to less interest income collected on a declining cash and cash equivalents balance for the three months ended March 31, 2009, compared to the prior period.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Research and development.  Research and development expenses were $1,779,183 and $3,327,012 for the six months ended March 31, 2009 and 2008, respectively, representing a decrease of $1,547,829. This decrease was primarily related to higher expenses in the six months ended March 31, 2008 from the development of the new particle injection system, construction of the new PID Unit (which expenses have not been capitalized since we have yet to achieve commercial revenues), higher PID bit expenses.  During the six months ended March 31, 2009, these expenses were less due to the substantial completion of the new PID Unit and new injector system and the receipt during the 2009 period of $200,000 in connection with the field trial contract discussed above, which has been accounted for as a reimbursement of research and development expense.

General and administrative.  General and administrative expenses were $1,903,064 and $2,913,964 for the six months ended March 31, 2009 and 2008, respectively, representing a decrease of $1,010,900.   This decrease was primarily the result of decreased costs related to stock-based compensation expense and bonus expense for the six months ended March 31, 2009, compared to the prior period.

Gain on Sale of Assets.  The gain on sale of assets for the six months ended March 31, 2009 relates to the sale of our frac pump in November 2008.  The gain from the one-time sale of the frac pump was $90,000 and this amount was offset by several small losses from the sale of several non-core assets.   The gain on sale of assets for the six months ended March 31, 2008 relates to the disposal on our older frac pump, a tractor trailor and a machine shop lathe that were sold for net proceeds of $686,620.

Other Income.  Other income was $4,728 and $43,645 for the six months ended March 31, 2009 and 2008, respectively, representing a decrease of $38,917.  The decrease was primarily attributable to less interest income collected on a declining cash and cash equivalents balance.

Off-Balance Sheet Arrangements

    In connection with the acquisition of the PID technology in January 2004, PDTI entered into a Royalty Agreement with ProDril Services, Incorporated (“PSI”) pursuant to which we are obligated to pay PSI a royalty on a quarterly basis equal to 18% of our earnings before interest, income taxes, depreciation and amortization (“EBITDA”) derived from the use of the PID technology, until an aggregate of $67,500,000 has been paid. PDTI also entered into a Royalty Agreement in January 2004 with ProDril Services, International, Ltd. (“PSIL”) pursuant to which we are obligated to pay PSIL a royalty on a quarterly basis equal to 2% of our EBITDA derived from the use of the PID technology, until an aggregate of $7,500,000 has been paid. In addition, we are obligated to pay CCORE Technology and Licensing, Ltd. (“CTL”), PSI and PSIL a royalty equal to 1.6%, 1.2% and 1.2%, respectively, of our quarterly gross revenue, derived from the use of the PID technology.  As of March 31, 2009, we had no revenues or EBITDA; therefore no royalties have been paid or accrued.

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

Stock-Based Compensation.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, Share-Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued. This statement is effective for new awards and those modified, repurchased or cancelled in interim or annual reporting periods beginning after June 15, 2005. We adopted this standard upon inception.

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

We adopted FIN 48 in fiscal year 2008 and there was no effect on our financial statements.  FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing operations in the consolidated statements of income. There are no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect the tax rate. There are no interest or penalties recognized as of the date of adoption or for the three and six months ended March 31, 2009.

    We filed our income tax return for the tax year ended September 30, 2008.  The tax years ended September 30, 2007, 2006 and 2005 are open for examination by the U.S. and State taxing authorities.

We anticipate recording no tax benefit for the year, based upon management’s assessment that the realization of the anticipated financial loss for the year is not at this point reasonably assured; accordingly no benefit has been recorded for the three months ended March 31, 2009.

Net Loss per Share.   We have presented basic and diluted net loss per share pursuant to SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share would give effect to the dilutive effect of common stock equivalents consisting of options and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive. Potentially dilutive securities not included in the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive were none and 131,275 shares for the three months ended March 31, 2009 and 2008, respectively and none and 988,584 for the six months ended March 31, 2009 and 2008, respectively.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements subject to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q filed with the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1A.	Risk Factors

The “Risk Factors” below should be read in connection with the “Risk Factors” disclosed in the Company’s Form 10-K filing, filed in our annual report on Form 10-K for the year ended September 30, 2008 filed with the SEC on December 15, 2008.

We are in the process of being delisted from The NASDAQ Capital Market for failure to satisfy the continued listing requirements.

Our common stock currently trades on The NASDAQ Capital Market; however, the closing price of our common stock on February 2, 2009 was $0.11 per share.  As a result, we failed to satisfy the continuing listing standards for NASDAQ, which require a $1.00 minimum closing bid price.  NASDAQ granted temporary relief from this requirement and the market value of publicly held shares requirement until January 19, 2009 in a release dated October 16, 2008.  In a release dated December 19, 2009, NASDAQ extended this temporary relief until April 20, 2009.  Additionally, as of March 31, 2009, our stockholders’ equity fell below the minimum continued listing standard of $2.5 million.  Prior to that date, the market value of our publicly held shares of common stock had fallen below $35 million and we have not recognized any net income in the preceding three fiscal years.  As a result, we were not in compliance with the continued listing standards of the NASDAQ Capital Market.

In a letter dated March 31, 2009 from NASDAQ, we were informed that the Company did not comply with Marketplace Rule 4350(i)(1)(B). On February 11, 2009, the Company entered into an agreement to sell up to $1.2 million aggregate principal amount of its 10% Senior Secured PIK Notes due 2010.  In connection with the note issuance, the Company agreed to grant warrants to purchase an aggregate of up to 7,130,200 shares of common stock with an exercise price of $0.105 per share.  LC Capital Master Fund, Ltd., a Cayman Islands exempted company (“LC”), an investor in the transaction and the Company’s largest shareholder and beneficial owner of approximately 17.5% of the total shares outstanding, received warrants to purchase 6,060,670 shares of the Company’s common stock in the offering.  The Company structured the warrant agreement with LC to restrict its voting power by requiring the shares of common stock issued upon exercise of the warrants to be voted in the same proportion as all other votes cast for all matters put before shareholders.  The warrant agreement did not, however, limit the ability of LC to acquire beneficial ownership of the shares of common stock subject to the warrant.  As a result, because LC has the ability to exercise the warrants and beneficially own approximately 29% of the Company’s common stock, the Nasdaq staff has taken the position upon review that the transaction resulted in a change of control and, therefore, required shareholder approval under Marketplace Rule 4350(i)(1)(B).

 In a letter dated April 16, 2009 from NASDAQ, we were informed that the Company did not comply with Listing Rule 5210(d). NASDAQ has informed the Company that it would be subject to delisting proceedings if it did not pay its outstanding fees in full.  Accordingly, the NASDAQ staff notified the Company that this matter serves as an additional basis for delisting the Company’s securities from The NASDAQ Stock Market.

NASDAQ recently provided notice to the Company that it would be delisted from NASDAQ on May 12, 2009 due to its failure to meet the listing requirements as provided above.  As a result of this, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the “pink sheets” or the OTC Bulletin Board.  Such trading will reduce the market liquidity of our common stock.  As a result, an investor will likley find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.  In addition, if our common stock is delisted, we will find it more difficult to obtain additional financing in the future.

Additionally, if the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions).  Many brokerage firms are reluctant to recommend low-priced stocks to their clients.  Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls.  Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher.  This factor may also limit the willingness of investors to purchase our common stock.  Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.  As a result, due to the fact that we will be delisted from the NASDAQ, the value of our securities could decline in value or become worthless.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2009, we exchanged with a holder of options of the Company all of such holder’s outstanding options to purchase 760,000 shares of common stock in the aggregate at a purchase price of $0.12 per share for the issuance by the Company of 250,000 shares of common stock.  On April 14, 2009, we exchanged with a different holder of options of the Company all of such holder’s outstanding options to purchase 600,000 shares of common stock in the aggregate at a purchase price of $0.12 per share for the issuance by the Company of 200,000 shares of common stock.

The issuances of the shares of common stock described above were exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933 as well as the exemption from registration afforded by Rule 506 under the Securities Act and/or Section 4(2) of the Securities Act of 1933.

Item 5.      Other Information

In a letter dated March 31, 2009 from NASDAQ, we were informed that the Company did not comply with Marketplace Rule 4350(i)(1)(B). On February 11, 2009, the Company entered into an agreement to sell up to $1.2 million aggregate principal amount of its 10% Senior Secured PIK Notes due 2010.  In connection with the note issuance, the Company agreed to grant warrants to purchase an aggregate of up to 7,130,200 shares of common stock with an exercise price of $0.105 per share.  LC Capital Master Fund, Ltd., a Cayman Islands exempted company (“LC”), an investor in the transaction and the Company’s largest shareholder and beneficial owner of approximately 17.5% of the total shares outstanding, received warrants to purchase 6,060,670 shares of the Company’s common stock in the offering.  The Company structured the warrant agreement with LC to restrict its voting power by requiring the shares of common stock issued upon exercise of the warrants to be voted in the same proportion as all other votes cast for all matters put before shareholders.  The warrant agreement did not, however, limit the ability of LC to acquire beneficial ownership of the shares of common stock subject to the warrant.  As a result, because LC has the ability to exercise the warrants and beneficially owns approximately 29% of the Company’s common stock, the Nasdaq staff has taken the position upon review that the transaction resulted in a change of control and, therefore, required shareholder approval under Marketplace Rule 4350(i)(1)(B).

 In a letter dated April 16, 2009 from NASDAQ, we were informed that the Company did not comply with Listing Rule 5210(d). NASDAQ has informed the Company that it would be subject to delisting proceedings if it did not pay its outstanding fees in full.  Accordingly, the NASDAQ staff notified the Company that this matter serves as an additional basis for delisting the Company’s securities from The NASDAQ Stock Market.

NASDAQ recently provided notice to the Company that it would be delisted from NASDAQ on May 12, 2009 due to its failure to meet the listing requirements as provided above.  As a result of this, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the “pink sheets” or the OTC Bulletin Board.  Such trading will reduce the market liquidity of our common stock.  As a result, an investor will likley find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.  In addition, if our common stock is delisted, we will find it more difficult to obtain additional financing in the future.  As a result, due to the fact that we will be delisted from the NASDAQ, the value of our securities could decline in value or become worthless.

Item 6.	Exhibits

Exhibits:

Exhibit No.	Description

4.1(1)	Amendment No. 1 to Rights Agreement dated February 11, 2009

10.1	Development Agreement, dated December 4, 2008, by and between the Company and Shell Exploration and Production Company and certain of its affiliates.*

10.2(1)
Purchase Agreement, dated as of February 11, 2009, among Particle Drilling Technologies, Inc., as Issuer, LC Capital Master Fund, Ltd., a Cayman Islands exempted company, Edward F. Heil and Don A. Sanders, as purchasers, and LC Capital Master Fund, Ltd., a Cayman Islands exempted company, as agent and collateral agent for the holders of the securities issued hereunder.

10.3(1)	Common Stock Purchase Warrant dated February 11, 2009 issued to LC Capital Master Fund, Ltd., a Cayman Islands exempted company.

10.4(1)	Common Stock Purchase Warrant dated February 11, 2009 issued to Edward F. Heil.

10.5(1)	Common Stock Purchase Warrant dated February 11, 2009 issued to Don A. Sanders.

10.6(2)	Delayed Draw Note in the principal amount of $340,000 issued to LC Capital Master Fund, Ltd.

10.7(2)	Delayed Draw Note in the principal amount of $30,000 issued to Don A. Sanders.

10.8(2)	Delayed Draw Note in the principal amount of $30,000 issued to Edward F. Heil

10.9(2)	Delayed Draw Note in the principal amount of $75,000 issued to LC Capital Master Fund, Ltd.

10.10(2)	Letter Agreement, dated March 3, 2009, among Particle Drilling Technologies, Inc., LC Capital Master Fund, Ltd., Edward F. Heil, and Don A. Sanders

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.

(1) Filed as exhibits to the Company’s Form 8-K, filed with the Commission on February 12, 2009, and incorporated herein by reference.

(2) Filed as exhibits to the Company’s Form 8-K, filed with the Commission on March 9, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTICLE DRILLING TECHNOLOGIES, INC.
(Registrant)

Date: May 11, 2009	/s/ JASON D. DAVIS
Jason D. Davis
Vice President and Interim Chief Financial Officer (authorized officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1(1)	Amendment No. 1 to Rights Agreement dated February 11, 2009
10.1	Development Agreement, dated December 4, 2008, by and between the Company and Shell Exploration and Production Company and certain of its affiliates.*
10.2(1)
Purchase Agreement, dated as of February 11, 2009, among Particle Drilling Technologies, Inc., as Issuer, LC Capital Master Fund, Ltd., a Cayman Islands exempted company, Edward F. Heil and Don A. Sanders, as purchasers, and LC Capital Master Fund, Ltd., a Cayman Islands exempted company, as agent and collateral agent for the holders of the securities issued hereunder.

10.3(1)	Common Stock Purchase Warrant dated February 11, 2009 issued to LC Capital Master Fund, Ltd., a Cayman Islands exempted company.
10.4(1)	Common Stock Purchase Warrant dated February 11, 2009 issued to Edward F. Heil.
10.5(1)	Common Stock Purchase Warrant dated February 11, 2009 issued to Don A. Sanders.
10.6(2)	Delayed Draw Note in the principal amount of $340,000 issued to LC Capital Master Fund, Ltd.
10.7(2)	Delayed Draw Note in the principal amount of $30,000 issued to Don A. Sanders.
10.8(2)	Delayed Draw Note in the principal amount of $30,000 issued to Edward F. Heil
10.9(2)	Delayed Draw Note in the principal amount of $75,000 issued to LC Capital Master Fund, Ltd.
10.10(2)	Letter Agreement, dated March 3, 2009, among Particle Drilling Technologies, Inc., LC Capital Master Fund, Ltd., Edward F. Heil, and Don A. Sanders
10.1	Development Agreement, dated December 4, 2008, by and between the Company and Shell Exploration and Production Company and certain of its affiliates.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.

(1) Filed as exhibits to the Company’s Form 8-K, filed with the Commission on February 12, 2009, and incorporated herein by reference.

(2) Filed as exhibits to the Company’s Form 8-K, filed with the Commission on March 9, 2009, and incorporated herein by reference.